Form 10-K
period 2011-12-31
AUTOVATIVE PRODUCTS INC
filed 2012-04-12
CIK 1487522

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

Commission file number: 333-175212

 ____________________________________________________________________________

Autovative Products, Inc.

(Name of small business issuer in its charter)

 ____________________________________________________________________________

Nevada	7812	26-4574088
(State or Other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

502 N. Santa Fe Avenue, Ste. D, Vista, CA 92083

Telephone 760-732-5868

(Address and telephone number of registrant’s principal executive offices and principal place of business)

______________________________________________________________________

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year:$116,884. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2011: 1,235,977 (Company’s shares were not yet trading at December 31, 2011).

State the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2011: 8,585,977.

Documents incorporated by reference: None.

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.	3
GENERAL	3
HISTORICAL DEVELOPMENT	3
BUSINESS	4
EMPLOYEES	10
RISK FACTORS	10
RISKS RELATING TO OUR BUSINESS	10
ITEM 2. DESCRIPTION OF PROPERTY.	17
ITEM 3. LEGAL PROCEEDINGS.	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	17
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.	18
RECENT SALES OF UNREGISTERED SECURITIES	18
PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS	18
ITEM 6. SELECTED FINANCIAL DATA.	18
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	19
RESULTS OF OPERATIONS	20
LIQUIDITY AND CAPITAL RESOURCES	20
APPLICATION OF CRITICAL ACCOUNTING POLICIES	21
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 8. FINANCIAL STATEMENTS.	F1-F13
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	23
ITEM 9A. CONTROLS AND PROCEDURES.	23
ITEM 9B SUBSEQUENT EVENTS	24
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	24
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE	25
COMMITTEES OF THE BOARD OF DIRECTORS	25
COMPENSATION OF DIRECTORS	27
CODE OF ETHICS	27
ITEM 11. EXECUTIVE COMPENSATION.	28
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION	28
STOCK OPTION AND STOCK APPRECIATION RIGHTS	29
OPTION EXERCISES AND HOLDINGS	29
EMPLOYMENT AGREEMENTS	30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	30
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS	30
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	31
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	31
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K	32

SIGNATURE PAGE	33

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

GENERAL

Autovative Products, Inc was incorporated in the state of Nevada on December 8, 2004. We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the trucking/automobile special parts production and distribution industry and some related fields. The Company believes it will be able to successfully compete in the industry marketplace by controlling production costs, and increasing sales through the trucking fleet industry and the retail markets. In the near future we plan on enhancing our online marketing through website development which we believe will aid with online retail and wholesale sales. (See “Business Strategy” Page 17).

HISTORICAL DEVELOPMENT

Autovative Products, Inc. is a distributor of automotive specialty parts. We have developed and produced two products for both automobile and fleet uses. One product is the Portable Tow Truck, a traction aid which has been successful in helping drivers get their vehicles unstuck from snow, ice, mud and sand.

The other product is the Overhead Door Saver, a heavy-duty spring device for use in fleets of trucks with overhead doors. It cushions the shock of constant door openings which we believe will reduce overhead door repairs.

We also are in the business of mold design and own the rights to the design for an auto traction aid mold.

Currently the majority of our products sold are to FedEx (Federal Express) and UPS (United Postal Service) for use with their trucking fleets. Our products do not have patent protection nor do we have any trademarks or copyrights on our products.

 BUSINESS

DESCRIPTION OF BUSINESS

Company Overview

Autovative Products, Inc. is a distributor of automotive parts. We have developed and produced two products for both automobile and fleet uses. One product is the Portable Tow Truck, a traction aid which has been successful in helping drivers get their vehicles unstuck from snow, ice, mud and sand. The unit price for the Portable Tow Truck varies and sells in the $20-$30 range. The other product is the Overhead Door Saver, a heavy-duty spring device for use in fleets of trucks with overhead doors. It cushions the shock of constant door openings, and greatly reduces overhead door repairs. The price for the Overhead Door Saver is in the $30 range.

We were incorporated in Nevada on December 8, 2004. We have contracted for the manufacturing of both products listed above with OTW Enterprises LLC, located in Maryville, Tennessee. The first product, the Portable Tow Truck, has been marketed exclusively by us to the large fleet market for the past seven years, and has had continual sales to UPS (United Postal Service), FedEx (Federal Express) and others. The Overhead Door Saver has been successfully tested by UPS on some of its vehicles. At this time the Company awaits a contract with UPS, as they are considering installing it on all their vehicles with overhead doors. At this time we do not know with certainty whether they will or will not enter into a contractual arrangement with the Company. We intend to expand our marketing of the Portable Tow Truck to retail outlets worldwide, and expand the marketing of the Overhead Door Saver to companies with large truck fleets with overhead doors.

All products sold by the Company are drop shipped by the manufacturer in Maryville, TN to the customer.

Business Strategy

To date we have only attempted to sell our products to trucking fleets such as FedEx and UPS. We believe that with the past sales of our products to two large trucking fleets such as FedEx and UPS we should have an advantage to selling to additional trucking fleets as well as to the retail markets. However there is no assurance that will happen.

We intend to enter into alliances with other companies with innovative automobile products, especially focusing on products adapted to future trends in the automotive industry. Additionally, we intend to enter into alliances with companies that have domestic and international marketing and distribution outlets. We believe when this is successfully completed, it will provide profitability and self-sustaining growth. We plan to do this by:

  Establishing manufacturing alliances with manufacturers, both domestically and abroad, to mass produce our products.

Finding a manufacturer that can manufacture larger volumes at cheaper prices while maintaining quality control should increase our profit margins. We believe that in order to accomplish this will require a combination of larger orders and additional capital, neither of which are at our disposal currently.

In our opinion we would require orders of at least 10,000 units annually of the Portable Tow Truck to have the units manufactured at a different manufacturing plant other than the manufacturing facility we are currently using. Mold costs alone are estimated by management to be $50,000-75,000. In addition we believe would have to order a minimum of 5,000 units per order to be cost effective. We believe the cost per unit savings by changing manufacturing plants could be as much as 30% over the current cost paid per unit for the Portable Tow Truck units. Total cost to make the manufacturing change could be as high as $125,000 (inclusive of the molds and the 5,000 unit minimum order).

The Company would require additional sales and capital in order to accomplish this projection. There are no plans in place currently to raise additional capital without which we would be unable to consider changing manufacturers.

The Overhead Door Saver, in the opinion of management, would require orders of at least 5,000 units annually to be cost effective to have the units manufactured at a different manufacturing plant other than the manufacturing facility we are currently using. We believe the cost per unit savings by changing manufacturing plants could be as much as 20% over the current cost paid per unit for the Overhead Door Saver units. Total cost to make the manufacturing change could be as high as $115,000 (inclusive of the molds and the 5,000 unit minimum order). The Company would require additional sales and capital in order to accomplish this projection. There are no plans in place currently to raise additional capital without which we would be unable to consider changing manufacturers.

  Developing a marketing and sales force to successfully market and sell our products both domestically and globally.

We believe that if we become financially able to hire a sales force that our sales would increase; although there is no assurance that would happen. We recognize that to hire a sales force will take additional capital which we have estimated to be $3,000 per month.

We have recently hired sales people on a commission only basis in Southern California, Idaho and Arizona to sell both the Portable Tow Truck units and the Overhead Door Saver units to commercial trucking fleets like the trucks used by UPS and FEDEX. Currently all sales people are not contracted by the Company nor are employees of the Company. The Company has no employees with the exception of its President, David Funderburk. When a sale is made and revenue is received from the customer, commissions are paid to the person responsible for the sale.

We have projected to add one (1) sales person at some point in the fiscal year 2012 on a full time basis at a salary plus commission’s basis of $3,000 each per month, equating to a total of $36,000 annually. However this will require additional capital, which based on our current revenue stream, would have to come from raising additional capital. At this time there is no definitive plan in place to raise additional capital without which we would be unable to hire a full time sales person.

We anticipate that the full time sales person would generate revenues through sales of the Overhead Door Saver and the Portable Tow Truck units to trucking fleet markets. There is no assurance that we will be able to hire a sales person in the timeframe we have projected (sometime in 2012), or that we might ever be in a financial position to hire a full time sales person and there is no assurance once hired that person would make any sales.

  Establishing a retail oriented website oriented toward both trucking fleet sales and retail sales of the Portable Tow Truck.

We plan to change our website, www.autovativeproducts.com, in the second quarter of 2012 to orient it towards both the trucking fleet market and the retail market. The retail market orientation would focus on individual units sold to car, truck, SUV, and off-road enthusiasts. We believe that the cost of developing a merchant web-site capable of taking credit cards on-line would cost anywhere from $1,000 to $5,000 annually. We are aware that there could be a conflict with our retail sales vs. the retail sales made by the manufacturer’s website, www.theportabletowtruck.com. Currently any sales made through the manufacturer’s website are the manufacturer’s. Any sales whether retail, wholesale or fleet sales made by us are our sales.

The trucking fleet part of the web-site would be oriented towards explaining the Portable Tow Truck units and the Overhead Door saver units through textual context as well as photos and videos of the use of the products.

  Establishing marketing alliances with companies with worldwide marketing outlets.

We are currently seeking marketing alliances. At this time we have none in place. We anticipate that a full time sales representative would increase sales in the future.

We anticipate that a full time sales person would generate revenues through sales of the Portable Tow Truck units to the (1) traditional, (2) retail and (3) OES channels. Traditional channels would include brand name distributors, retail channel would include brand name auto retail merchants. and the OES channel would consist primarily of vehicle manufacturers’ service departments at new vehicle dealerships. There is no assurance that we will be able to hire a sales person in the timeframe we have projected (sometime in 2012) at a cost of $3,000 a month, or that we might ever be in a financial position to hire a full time sales person and there is no assurance once hired that person would make any sales through the above mentioned channels.

  Establishing distribution outlets globally through alliances with companies with those locations established, including capability to establish more outlets.

We are currently seeking larger distribution outlets that cater to trucking fleets, at this time we have none in place.

We project establishing such distribution outlets would be accomplished through the hiring of additional sales staff as outlined in the paragraph above entitled “Developing a marketing and sales force to successfully market and sell our products both domestically and globally”. We recognize that to hire a sales force will take additional capital which we have estimated as previously noted to be at least $3,000 per month.

We have projected to add one (1) sales person at some point in the fiscal year 2012 on a full time basis at a salary plus commission’s basis of $3,000 each per month, equating to a total of $36,000 annually. However this will require additional capital, which based on our current revenue stream, would have to come from raising additional capital. At this time there is no definitive plan in place to raise additional capital without which we would be unable to hire a full time sales person.

We anticipate that the full time sales person would not only generate revenues through sales of the Overhead Door Saver and the Portable Tow Truck units to trucking fleet markets; but also by establishing distribution outlets globally through alliances with companies with those locations established, including capability to establish more outlets. There is no assurance that we will be able to hire a sales person in the timeframe we have projected (sometime in 2012), or that we might ever be in a financial position to hire a full time sales person and there is no assurance once hired that person would make any sales or establish any additional distribution outlets.

  Continuing to test and improve our products, including locating additional testing facilities.

UPS has been testing our Overhead Door Saver for the last year. We believe that if we can establish other trucking fleets that would test the unit we might increase our revenues. We are currently seeking additional trucking lines for testing purposes.

  Adding new product lines.

Currently we are focused on selling our existing products. However it is our goal to add additional products that we might be able to sell to our existing customers and subsequently expand our markets. We are currently undercapitalized to add new products at this time and there is no assurance that we will be able to add products in the future, nor do we have any specific products in mind currently to add to our existing product line. There is no timeline for seeking new products because the variables in the market, the ability to locate funds, the need to develop a strong and consistent distribution network and public acceptance, just to name a few, are too many and diffuse to reasonably establish a timeline

Although this strategy is our plan for future growth, at this date we have no definitive arrangement with any other manufacturers for any other product lines. Nor do we have any other marketing alliances in place, nor do we have the capital available to fund any of the above mentioned plans. All of these steps will require additional capital.

Based on the assumption that we will be able to raise additional capital we have projected that we would need a minimum of $41,000 to reach the goals of our Business Strategy and an optimum of $166,000. To accomplish these goals the Company will need to raise additional capital. At this time there is no plan in place to raise additional capital nor is their any assurance that we will be able to raise additional capital.

Industry Overview

According to JD Power, there were a total of one billion light, medium and heavy duty vehicles registered worldwide in 2009. Approximately 259 million, or 25%, of these vehicles were registered in the United States. According to the AAIA, the overall size of the U.S. aftermarket was approximately $274 billion in 2009.

In general, aftermarket industry participants can be categorized into three major groups: (1) manufacturers of parts, (2) distributors of replacement parts (without manufacturing capabilities) and (3) installers, both professional and DIY customers. Distributors purchase products from manufacturers and sell them to wholesale or retail operations, which in turn sell them to installers.

The distribution business is comprised of the (1) traditional, (2) retail and (3) OES channels. Typically, professional installers purchase their products through the traditional channel, and DIY customers purchase products through the retail channel. The traditional channel includes well-known distributors of auto related parts. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail channel includes well known retail merchants of auto related parts. The OES channel consists primarily of vehicle manufacturers’ service departments at new vehicle dealerships.

There are numerous tire traction aid devices on the market, most of which are designed to go around the tires and be used continuously while driving in weak traction areas such as snow, ice, mud and sand. These types of devices are designed to prevent a vehicle from getting stuck, and are not designed to get a vehicle unstuck. There are some traction mat devices similar to our Portable Tow Truck, but to our knowledge none that have our cleat design. The major sales of these devices occur during the winter and rainy seasons, with fewer sales during the dry months.

To our knowledge there are no similar devices to our Overhead Door Saver currently on the market. Some fleet owners have attempted to place a door stop on the overhead door track in the hopes of reducing door repairs, but these have proven to be of little effect. We believe that the Overhead Door Saver would reduce overhead door repairs.

Currently we are selling the Portable Tow Truck directly to two large fleet lines, UPS and FEDEX. Our goal is to sell through means mentioned above: (1) traditional, (2) retail and (3) OES channels; in addition to the sales we are currently making. We recognize that we will need to raise additional capital to accomplish that goal. As of now we have no plan in place for raising additional capital.

Our Products and Technology

Portable Tow Truck

The Portable Tow Truck was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights (See “Exhibit 10.1”). The Portable Tow Truck is made of rigid polypropylene. Each section (there are two sections, one for each rear tire) is 8 inches wide and 36 inches long, and weighs 2.5 pounds. They have two holes on the top portion to provide attachment to the vehicle, and are designed for easily handling and consume very little trunk space. They have been tested to perform at 40 degrees below zero, and are designed to last for a number of years, depending on how much they are used.

We have continued to have positive response from both FedEx and UPS regarding the Portable Tow Truck. We have no ongoing contract for the sale of the product to any Company, inclusive of FedEx and UPS yet both Companies combined make up 98% of our sales OF The Portable Tow Truck as they continue to return to purchase the Portable Tow Truck.

We believe that once we implement our business strategy as defined above we will be able to sell the product to additional large trucking fleets as well as automotive parts stores, and the larger retail outlets such as Wal-Mart, and Target. At this time we do not know how successful we might be at selling to other large trucking fleets or the retail markets.

Overhead Door Saver

The Overhead Door Saver was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights (See “Exhibit 10.1”).The Overhead Door Saver is manufactured from various steel parts. The mounting piece (which is bolted to the track of the overhead door) is 3” steel flat bar which has three holes punched in it, and then is bent into a U shape. The rod which goes through the U support is made from hot-rolled ½” steel and has a 2”X2 ½” flat steel piece welded on one end. A 10” long engineered steel spring is placed over the rod and then inserted through the holes on the U support. A 2” long engineered steel spring is placed on the back end of the rod, with a bolt behind it welded to the rod. The assembled unit is then painted and baked (plated) to prevent rust and to assure a long-lasting product. Left-hand and right-hand units are produced, and both units are then bolted to the overhead door track, one on each side.

Competition

Portable Tow Truck

There are other devices on the market designed to either assist drivers to prevent their vehicles from getting stuck in snow, ice, mud or sand, or to assist in extracting the vehicles when they get stuck. The Portable Tow Truck is designed to assist in the latter category. The devices designed to prevent vehicles from getting stuck must be applied around the tires prior to traveling in weak traction areas. Devices designed to extract vehicles when stuck are not put around the tires, but instead are placed on the ground directly in front of the rear (driving) tires and pushed down against the tires. This is the category of traction-aid product in which we would be in competition, and not the former category.

Although we have a contract for the exclusive rights for sales of the Portable Tow Truck and the Overhead Door Saver, there currently is another Company with the website name www.theportabletowtruck.com that sells the Portable Tow Truck on a retail only basis. The Company is owned by the manufacturer of the Portable Tow Truck units that we currently sell for commercial use. They are not affiliated with our company and sell the Portable Tow Truck strictly on a retail basis though their Company website. A verbal agreement was reached between us and the Manufacturer of the products in 2007 whereby the Manufacturer could make retail sales but only through their web site www.theportabletowtruck.com. This agreement could affect our ability to penetrate the retail markets and it could confuse retail buyers that we may generate through our web site or any other means. This could affect our ability to generate revenues through the retail marketplace

Overhead Door Saver

It is management’s belief that the Overhead Door Saver would reduce repairs to overhead doors in trucking fleets. Management is unaware of a similar device on the market designed to reduce the repairs on overhead doors.

Competitive Advantages

The Portable Tow Truck has several competitive advantages over other similar traction-aid devices on the market. Some of the devices designed to extract stuck vehicles are flat and some have ridges to assist with traction. To our knowledge the Portable Tow Truck is the only traction-aid product on the market with many small sharp cleats on the top and bottom that both grab the tire and also dig into and hold on to the ground surface. This is a major advantage in providing a firm grip to the tire as well as the ground surface. The front cleats face the opposite direction, which further aids on the initial connection to the tire. Also, in the opinion of management, the Portable Tow Truck is the only traction-aid product on the market with small holes in front to enable it to be connected to the vehicle so it can be dragged to an area that is safe to stop.

Customers

Portable Tow Truck

Currently, and continuously for the past seven years, we have had sales of the Portable Tow Truck to UPS, FedEx and other fleet owners. These sales have averaged over 5,000 units per year, and those sales are expected to continue. We plan to mass market our product to retail and wholesale outlets throughout the U.S. and Canada, as well as globally. With that we hope to have customers worldwide.

Because we are considered a small vendor to FedEx, our sales to the FedEx trucking fleet are made through Johnson Industries, Inc. in Norcross, Georgia. Sales to UPS are made directly to UPS.

Overhead Door Saver

Our Overhead Door Saver has been successfully tested at UPS centers for a number of years, and has proven to reduce overhead door repairs by as much as 75%. Negotiations are underway to have the Overhead Door Saver installed on their entire fleet of trucks with overhead doors. Once that sale is completed, we plan to begin an intensive marketing and sales campaign to other fleet owners with trucks with overhead doors in the U.S., Canada and countries globally. However at this time we do not have a contract with any entity for the sale of our Overhead Door Saver and we do not know whether the Overhead Door Saver will be successfully sold to UPS or other trucking fleets. To date we have sold approximately 100 units of the Overhead Door Saver, primarily for testing purposes.

Intellectual Property

We do not have patents on either the Portable Tow Truck or the Overhead Door Saver, these products are owned by OTW. They have applied for patents and have been denied patents for both products.

We do own intellectual property consisting of mold design for production of an automotive traction device which we have not applied for a patent for. This mold design has been fully amortized as described in Note-2 to the financial statements.

Government Regulations

To our knowledge there are no current government regulations concerning or affecting either of our products.

Research and Development

Portable Tow Truck

Our research and development activities have been in the creation and testing of various materials to use in the molds, as well as development of the molds themselves. Live tests we conducted using both cars and trucks in snow, ice, mud and sand conditions, and modifications to the materials and to the mold design were made. After numerous tests, the current product emerged.

If our markets expand we intend to search for a manufacturer that will be more cost effective whether it is on or offshore.

Automobile Traction Mold

We do own a mold design that was purchased in 2005 for $70,000 which was specifically for the automobile industry. The mold design was fully amortized in 2011; however we plan to be able to produce a mold from the design and begin production of automobile traction units in 2012. Further information to this design is located in Note 2 to the financials statements.

Overhead Door Saver

Our research and development activities with this product began by creating a design that could be applied to the rails of overhead doors, without causing any conflicts with the use of the doors, or with the use of the cargo space. We then tested various sizes of steel materials and configurations, and finally tested a number of steel spring sizes. After being unsuccessful in procuring ready-made springs that would perform properly, we had special steel springs engineered to meet our specifications. Those springs were tested on various trucks, and have performed perfectly since our first tests almost ten years ago. None of our Overhead Door Savers that have been in use of the UPS trucks have broken or malfunctioned in that time period.

 EMPLOYEES

Our President and Chief Executive Officer, David Funderburk, has worked with the company on a commission only basis, based on sales made. We have two sales people working with the Company who are not contracted by the Company nor are they employed by the Company. They are paid a commission only based on revenues received from sales made by them. We plan to hire additional employees and sales force on an as needed basis and as the Company’s growth expands in the areas of sales, administration and product assembly. As we further develop and market our products, we will need to hire additional employees.

RISKS RELATING TO OUR BUSINESS

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE POSSIBILITY THAT YOUR ENTIRE INVESTMENT MAY BE LOST. AS SUCH, YOU ARE ENCOURAGED TO EVALUATE THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE PURCHASING OUR COMMON STOCK. OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ANY OF THE FOLLOWING RISKS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND COULD RESULT IN COMPLETE LOSS OF YOUR INVESTMENT.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY

ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada on December 8, 2004. We have limited financial resources and only limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

 All of our capital and assets have been provided by or acquired from our principal shareholders and third parties and through a Private Placement of the shares being registered as well as from sales of our Portable Tow Truck Product. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

OUR AUDTIOR’S REPORT CONTAINS AN EXPLANATORY STATEMENT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has had losses since its inception. There is no assurance that we will become profitable in the future.

Our auditor has included the following paragraph in their Auditor’s report (page F1-2)

“The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

WE DEPEND HIGHLY ON OUR CURRENT PRESIDENT WHO HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY AND NO FORMAL EMPLOYMENT AGREEMENT.

We depend highly on David Funderburk, our President, Treasurer, and Director, who may be difficult to replace. David Funderburk who is also the Chief Executive Officer of Autovative Products, at this point, only devotes approximately 40% of his time per week to our business, has seven years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and business expertise of Mr. Funderburk.

OUR SOLE EMPLOYEE IS OUR SOLE DIRECTOR; AS SUCH HE WILL DETERMINE HIS COMMISSION, SALARY AND PERQUISITES.

Mr. Funderburk is the Company’s President and sole director and sole employee. He has in the past and will continue to determine his commission, salary and perquisites. Mr. Funderburk has received commissions averaging approximately 15% of sales for the three most recently completed fiscal years.

A LARGE PORTION OF OUR SALES ARE MADE BY INDIVIDUALS WHO ARE NOT EMPLOYEES AND ARE NOT CONTRACTED BY THE COMPANY.

Besides the commissions paid to Mr. Funderburk, we have engaged the services of two (2) additional sale persons who are paid commissions on sales they make. Neither individual is contracted by the Company nor are they employed by the Company. These sales people are paid a set commission depending on the entity sales are made to. Should the Company lose either of these sales people it would impact the sales revenues generated by the Company.

LOSS OF OUR CEO COULD ADVERSLY AFFECT OUR BUSINESS

Loss of Mr. Funderburk could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor’s investments. Mr. Funderburk is not, presently, receiving a salary from the Company and it is unknown, at this time, if or when the Company may be able to compensate Mr. Funderburk for his management services. The company does not anticipate Mr. Funderburk receiving a salary in the foreseeable future. Mr. Funderburk does receive commissions from sales which have over the last three fiscal years averaged approximately 15% of our sales revenue.

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN RUNNING A PUBLIC COMPANY

Mr. Funderburk has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Mr. Funderburk will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

THERE ARE INCREASED COSTS AND REGULATIONS ASSOCIATED WITH OPERATING A PUBLIC COMPANY AND WITH ONLY ONE OFFICER AND DIRECTOR WE WILL HAVE LIMITED INTERNAL ACCOUNTING CONTROLS.

There are a number of expenses and costs associated with operating a public Company including filing expenses, transfer agent, stock issuance and maintenance costs, accounting, legal and auditing expenses, estimated to be approximately $15,000 annually that will materially increase the Company’s operating expenses and make it more difficult for the Company’s businesses to produce operating profits. There is no assurance that we can absorb the costs of being a public company. Our CEO has no prior experience managing a public company. With only one officer and director there will be no internal oversight to the Company’s financial reporting, initially, except from the Company’s outside auditors.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

SINCE A SINGLE STOCKHOLDER, UPON COMPLETION OF THE OFFERING WILL BENEFICIALLY OWN THE SIGNIFICANT MAJORITY OF OUR OUTSTANDING COMMON SHARES, THAT SINGLE STOCKHOLDER WILL RETAIN THE ABILITY TO POTENTIALLY CONTROL OUR MANAGEMENT AND THE OUTCOME OF CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL NOTWITHSTANDING THE OVERALL OPPOSITION OF OUR OTHER STOCKHOLDERS. THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT NEGATIVELY IMPACT THE VALUE OF YOUR COMMON SHARES.

David Funderburk owns approximately 84% of our outstanding common shares and will continue to do so after the filing of this Registration Statement. As a consequence of his stock ownership position, Mr. Funderburk will retain the ability to elect a majority of our board of directors, and thereby control our management. David Funderburk also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by David Funderburk could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

BECAUSE OF COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES, AUTOVATIVE PRODUCTS MAY FAIL TO IMPLEMENT ITS BUSINESS MODEL PROFITABLY.

The automotive specialty product business is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase (see “Competition”). We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.

WE ARE DEPENDENT ON THE POPULARITY OF PRODUCTS.

Our ability to generate revenue and be successful in implementing our business plan is dependent on our ability to develop, produce, acquire and distribute products that are popular with audiences and sold via distribution channels that are efficient and cost effective. There is no assurance that we can accomplish that goal. Further our major customers are FEDX and UPS, should we lose that customer base we would have lost our major revenue source.

OUR CURRENT REVENUE DEPENDS SOLELY ON TWO MAJOR CUSTOMERS.

We currently sell the Portable Tow Truck units to Federal Express (FEDEX) which equates to approximately 5% of sales and to United Postal Service (UPS) which equates to approximately 95% of Portable Tow Truck Units sold. We have no ongoing contract with either entity. Currently, should we lose these customers we would have no revenue and we would have no ability to continue as a going concern.

WE MAY BE UNABLE TO COMPETE WITH LARGER OR MORE ESTABLISHED COMPANIES.

We face a large and growing number of competitors in the automotive specialty product industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for product and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

WE MAY REQUIRE ADDITIONAL FINANCING IN ORDER TO IMPLEMENT OUR BUSINESS PLAN. IN THE EVENT WE ARE UNABLE TO ACQUIRE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN RESULTING IN A LOSS OF REVENUES AND ULTIMATELY THE LOSS OF ANY SHAREHOLDER’S INVESTMENT.

Due to our limited operating history outside of two customers, FedEx and UPS, we will have to use all our existing resources to expand our business and develop our distribution channels.

Following this offering we may need to raise additional funds to expand our operations. We may raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations, although at this time there is no plan in effect to do so. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

OUR PRODUCTS OR PROCESSES COULD GIVE RISE TO CLAIMS THAT OUR PRODUCTS INFRINGE ON THE RIGHTS OF OTHERS.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our proprietary rights and/or to determine the scope and validity of the proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all. Regarding our Overhead Door Saver; there is an existing patent for the basic technology used in the Overhead Door Saver which precludes us from obtaining a patent for the Overhead Door Saver. It is possible that a Company with greater resources could copy our design for the Overhead Door Saver which could potentially affect any future revenues that might be generated from the Overhead Door Saver. It is also possible that we could infringe on an existing patent for the basic technology which was used in the production of the Overhead Door Saver.

WE MAY BE SUBJECT TO CLAIMS OF TRADEMARK INFRINGEMENT, WHICH MAY HARM OUR BUSINESS.

The Company currently has not filed any trademarks or copyrights for its products. However we intend to file in the near future. We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must re-brand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Additionally, we cannot guarantee that our trademarks will be completely protected. This could cause harm to our brand and ultimately, to us. We could also spend additional time and resources fighting other entities that might infringe upon our trademarks.

We applied for a patent for the Overhead Door Saver and our patent application was declined, which may allow competitors to copy our designs for both the Portable Tow Truck and the Overhead Door Saver. Should a larger Company copy our designs, it is possible that they may be able to manufacture and sell the like kind products at a substantially lower cost than us.

Although we have a contract for the exclusive rights for sales of the Portable Tow Truck and the Overhead Door Saver, there currently is another Company with the website name www.theportabletowtruck.com that sells the Portable Tow Truck on a retail only basis. The Company is owned by the manufacturer of the Portable Tow Truck units that we currently sell for commercial use. They are not affiliated with our company and sell the Portable Tow Truck strictly on a retail basis though their Company website. A verbal agreement was reached between us and the Manufacturer of the products in 2007 whereby the Manufacturer could make retail sales but only through their web site. This agreement could affect our ability to penetrate the retail markets and it could confuse retail buyers that we may generate through our web site. This could affect our ability to generate revenues through the retail marketplace.

PATENT APPLICATION WAS DENIED

A patent was applied for by OTW regarding the Overhead Door Saver which was denied due to the fact that there was an existing patent for the basic technology which was applied for, although for a different use.

They (OTW) explored filing a patent for the Portable Tow Truck but did not file a patent for the Portable Tow Truck.

As such it is entirely possible that a company with greater resources could copy our designs of both the Overhead Door saver and the Portable Tow Truck and manufacture and sell a similar product.

WE MAY BE SUBJECT TO LAWSUITS FROM CUSTOMERS WHO ARE INJURED USING OUR PRODUCTS.

Although we have what we believe to be clear instructions on how to use our products, it is possible that a customer may get injured form using one of our products and subsequently file a lawsuit against the Company. If we are unable to settle such a lawsuit it could adversely affect our business and shareholders investment in the Company. We have no liability insurance in place at this time.

WE MAY BE UNABLE TO SCALE OUR OPERATIONS SUCCESSFULLY.

Our plan is to grow rapidly. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

MR. FUNDERBURK HAS NO EXPERIENCE IN THE GROWTH AND EXPANSION OF A BUSINESS AND HE WILL BE RELIANT ON CONSULTANTS AND OTHERS WHO HAVE GREATER MANAGEMENT EXPERIENCE. THE LACK OF EXPERIENCE IN ALL OF THE BUSINESSES WE ARE ENTERING COULD IMPACT OUR RETURN ON INVESTMENT, IF ANY.

As a result of our reliance on Mr. Funderburk and his lack of experience in Company expansion\growth, our investors are at risk in losing their entire investment. Mr. Funderburk intends to hire personnel in the future who will have the experience required to manage our company, when the Company is sufficiently capitalized. Until such management is in place, we are reliant upon Mr. Funderburk to make the appropriate management decisions.

AS THERE IS NO PUBLIC MARKET FOR OUR COMMON SHARES, THEY ARE AN ILLIQUID INVESTMENT AND INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply for listing on the OTC Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will obtain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of “bid” and “ask” quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

BECAUSE OUR SECURITIES MAY BE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

THIS REGISRTATION STATEMENT CONTAINS FORWARD LOOKING STATEMENTS WHICH ARE SPECULATIVE IN NATURE.

This registration statement contains forward-looking statements. These statements relate to future events or our future financial performance. Forward looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Business Description” and “Corporate Background” Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, performance, or achievements cannot be guaranteed. The reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities that we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2. DESCRIPTION OF PROPERTY

CORPORATE INFORMATION

Office and Facilities

The Company currently utilizes space provided by its Principal Executive Officer, at no charge to the Company.

Our executive offices are located at 502 N. Santa Fe Avenue, Ste. D, Vista, CA 92083. Our telephone number at that address is 760-732-5868, and our facsimile number is 760-301-0005. The manufacturing facilities are located in Maryville, TN, where we currently contract with independent laborers to produce, assemble and package our products.

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC’s Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Bankruptcy or Receivership or Similar Proceedings

None

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

Neither the Company nor any of its officers, directors or beneficial shareholders (greater than 10%) are involved in any litigation or legal proceedings involving the business of the Company.

Further there is no pending or current litigation that the Company or its officers or directors are subject to.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no items submitted for a shareholder vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has not been listed on the OTCBB and OTCQB or any other exchange as of December 31, 2011.

At Year end December 31, 2011 we had 8,585,977 shares of our common stock outstanding and the number of stockholders of record of our common stock was 62.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the year ended December 31, 2011.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

There were no purchases of our equity securities by us or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events

GENERAL

We were incorporated in Nevada on December 8, 2004 and we have elected December 31 as our fiscal year end.

We were formed to develop businesses, assets and opportunities, some acquired and contributed from third parties and our founding shareholders, in the trucking/automobile special parts production and distribution industry and some related fields. We have been, initially, capitalized through the acquisition of Assets from our founding shareholder, outside producers, cash flows from the distribution of products and the proceeds from a Private Placement offering.

In 2010 we had gross profit from operations of $51,405 and total operating expenses of $67,881. In 2011 we had gross profit from operations of $60,260 and total operating expenses of $105,450. In 2011 we had sales revenues of $57,100 from the sale of mold design, the balance of sales revenues, $59,784 for the year were from the sale of the Portable Tow Truck units. It is the intention of the Company to continue to develop and distribute its products, however, there is no assurance the Company will continue to generate Net Income over the long term.

As of December 31, 2011 the Company had $28,343 of cash on hand, Total Assets of $43,543 and Total Current Liabilities of 0. The Company believes that it has sufficient capital to operate over the next twelve (12) months.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue consists of products sold, primarily sales of the Portable Tow Truck. Autovative Products, Inc. serves a sales and marketing function for these products and does not receive the orders. Rather, orders are sent directly from our customers to OTW Enterprises, Inc. (OTW). Items are drop-shipped to our customers by OTW Enterprises, Inc., using our customers’ shipping service ( i.e. either UPS or FEDEX) at no charge to the Company or to the customer. The Company invoices the customer when it is notified of shipment by OTW. At that point, commission revenue is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Results of Operations

For THE YEARS ENDED DECEMBER 31, 2010 AND 2011

In 2010 we had gross profit from operations of $51,405 derived primarily from the distribution of the Portable Tow Truck units, and total operating expenses of $67,881. In 2011 we had gross profit from operations of $60,260 and total operating expenses of $105,450. In 2011 we had revenues of $57,100 from the sale of mold design, the balance of revenues, $59,784 for the year being from the sale of the Portable Tow Truck units. Net Losses for 2010 were ($16,476) and for 2011 ($45,190). It is the intention of the Company to continue to develop and distribute its products; however, there is no assurance the Company will be able to generate Net Income over the long term.

Our sales revenues decreased from $118,909 in 2010 to $116,884 in 2011 a decrease of 2%. Our operating expenses increased from $67,881 in 2010 to $105,450 in 2011, primarily due to the amortization of our intellectual property (an increase of approximately $46,500 over the previous year). Our advertising and marketing expenses were $23,700 in 2011 as compared to $26,310 in 2010.

Liquidity and Capital Resources

As of December 31, 2011 the Company had cash on hand of $28,343, total Current Assets of $42,472, total Assets of $43,543, total Current Liabilities of $0 and total Stockholder’s Equity of $43,543. The Company’s cash was generated from revenue from its sales of its Portable Tow Truck units, and sales of its mold design. The Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months based on current cash.

As noted above in the Results of Operations, our sales revenues at year end December 31, 2011 had decreased by 2% in the last year. Sales revenues for the year were attributed to the sales of the Portable Tow Truck Units to FEDEX and UPS for their trucking fleets and sales of mold design. It is likely that sales revenues will continue to either remain at the same level at fiscal year end 2012 or decrease, due to the saturation level of sales of the units within the two trucking fleets; unless the Company increases sales revenues through additional markets outside of the sales of the Portable Tow Truck units to only FEDEX and UPS and/or the Company is able to implement its business plan.

In 2010 and 2011 we spent more money on advertising and marketing as noted above; which we believe will result in an increase in sales in 2012 and future years. We are currently attempting to attract additional trucking fleets to use our Portable Tow Truck units as well as our Overhead Door Saver.

We believe that in order for the Company’s sales revenues to increase it is paramount that the Company engage in sales agreements with additional trucking fleets for both its Portable Tow Truck units and its Overhead Door Saver units. We have engaged additional sales people on a commission only basis in Idaho, Southern California and Arizona to direct sales towards larger trucking fleets like FEDEX and UPS. We believe that 2012 should show positive results due to the increased sales effort. However there is no assurance that any additional sales will be made. Further there is no assurance that our sales revenues will not continue to decrease over the revenues of fiscal year end 2011.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company’s 2010-2011 fiscal years. The Company has not negotiated nor has available to it any other third party sources of liquidity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

We recognize revenue in accordance with Staff Accounting Bulletin No. 114, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with ASU 2011-08 Goodwill and Other (Topic 350). In September 2011, the FASB issued ASU 2011-08 Goodwill and Other (Topic 350) which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (See "NOTE 2" for Financial Statements).

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 – Generally Accepted Accounting Principles (“GAAP”) (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The codification does not change or alter existing GAAP.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in the fourth quarter of 2010.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The impact of this standard has been taken into account as noted in NOTES 2, 3 and 4 of the Company’s financial statements.

FASB issued ASC-855, Subsequent Events (“ASU 2010-09”), to address subsequent events as they relate to the Company financial statements.  A subsequent event is something happens after the balance sheet date but before the financial statements are issued.  There are two types of subsequent events; (1) more evidence about events that existed (2) events that did not exist at the balance sheet date. Adoption of ASC-855 did not have a material impact on our Financial Statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature of application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

Our business is more fully described in Part I of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AUDITED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2010 and December 31, 2011

AUTOVATIVE PRODUCTS, INC

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2- F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statement of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F8-F13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Autovative Products, Inc.

Vista, CA

We have audited the accompanying balance sheet of Autovative Products, Inc. as of December 31, 2011, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Autovative Products, Inc. as of December 31, 2010, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 31, 2011.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autovative Products, Inc. as of December 31, 2011, and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the 2010 financial statements have been restated to correct a misstatement.

The accompanying financial statements have been prepared assuming that Autovative Products, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Autovative Products, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

March 22, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors

Autovative Products, Inc.

We have audited the accompanying balance sheet of Autovative Products, Inc. as of December 31, 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and the results of its operations, changes in shareholders’ equity, and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

March 31, 2011 except for the matter discussed in Note 4 to the financial statements for the Years Ended December 31, 2010 and December 31, 2011 which is April 10, 2012

F-3

AUTOVATIVE PRODUCTS, INC

BALANCE SHEETS

As Of December 31, 2011 and 2010

	2011	2010

Assets

Current Assets
Cash	$28,343	$1,045
Accounts Receivable	14,129	31,186
Total Current Assets	42,472	32,231

Fixed Assets
Intellectual Property	70,000	70,000
Furniture & Computer Equip.	30,000	30,000
Accumulated Amortization & Depreciation	(98,929)	(43,498)
Total Fixed Assets	1,071	56,502

Total Assets	$43,543	$88,733

Liabilities And Equity

Current Liabilities
Accrued income tax payable	$-	$-
Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders Equity

Common Stock $.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	10,402	55,592
Total Stockholders’ Equity	43,543	88,733

Total Liabilities And
Stockholders’ Equity	$43,543	$88,733

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenue

Sales	$116,884	$118,909
Cost of Goods Sold	56,624	67,504
Gross Income	60,260	51,405

Ordinary Income\Expenses
Depreciation	4,681	4,000
Amortization	50,750	4,286
Commissions	17,652	27,220
Advertising and Marketing	23,700	26,310
General & Administrative	672	3,068
Professional Fees	7,995	3,000

Total Expenses	105,450	67,881

Net (Loss) Before Provision for Income Taxes	(45,190)	(16,476)

Provision for Income Taxes	-	-

Net (Loss)	$(45,190)	$(16,476)

Net (Loss) Per Share	$-	$(.01)

Weighted Average Shares Outstanding	8,585,977	8,461,977

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and 2011

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Total

Balance, December 31, 2009	8,337,977	$8,338	$-	$72,068	$80,406

Issuance of common stock, private placement, July 2010	223,000	223	22,080	-	22,303

Issuance of common stock for Advertising services, November 24, 2010	25,000	25	2,475	-	2,500

Net loss for the year ended December 31, 2010	-	-	-	(16,476)	(16,476)

Balance, December 31, 2010	8,585,977	8,586	24,555	55,592	88,733

Net loss for the year ended December 31, 2011	-	-	-	(45,190)	(45,190)

Balance, December 31, 2011	8,585,977	$8,586	$24,555	$10,402	$43,543

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net (Loss)	$(45,190)	$(16,476)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	50,750	4,286
Depreciation Property and Equipment	4,681	4,000
Stock Issued for Services	-	2,500
Changes In Accounts Receivable	17,057	(31,186)

Net Cash Provided by (Used In) Operating Activities	27,298	(36,876)

Cash Flows From Investing Activities

Net Cash Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Sale of Capital Stock	-	22,303

Net Cash Provided by (Used In) Financing Activities	-	22,303

Increase (decrease) in Cash	27,298	(14,573)

Cash at Beginning of Year	1,045	15,618

Cash at End of Year	$28,343	$1,045

See accompanying summary of accounting policies and notes to financial statements

*For the Year End 2011 and 2010, there were no payments for interest or taxes.

AUTOVATIVE PRODUCTS INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Autovative Products Inc. ("Company" or "Autovative Products") was formed on December 8, 2004 under the laws of the State of Nevada.

Autovative Products is a Specialty distribution company of fleet truck products. Currently the Company has exclusive distribution rights with both Federal Express (FedEx) and United Postal Service (UPS) for its Portable Tow Truck. The Company is currently in the process of marketing its Overhead Door Saver to both FedEx and UPS.

LIQUIDITY

As shown in the accompanying financial statements, the Company had a net loss of ($45,190) for the year ended December 31, 2011 and incurred a net loss of ($16,476) for the year ended December 31, 2010. At December 31, 2011 the Company's current assets were $42,472 and the total assets were $43,453 and its liabilities were $0. The Company’s assets exceeded its liabilities by $43,453.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

The SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. to make its interpretive guidance consistent with current accounting guidance, Also, SAB 101 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance.

INCOME TAXES

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

IMPAIRMENT OF LONG-LIVED ASSETS

In September 2011, the FASB issued ASU 2011-08 Goodwill and Other (Topic 350) which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

The company performed such an impairment review and determined that the future benefits from long-lived assets no longer exceed their carrying and a write down of the carrying value was necessary-(see “NOTE 2”).

Although the Company fully amortized its long lived asset in 2011 consisting of intellectual property which consists of its mold design for the auto traction mat; the Company plans to engage in production of the auto mold and produce traction mats for autos in 2012/2013 through the use of its intellectual industrial design.

SEGMENT INFORMATION

The Financial Accounting Standards Board (FASB) released the 200 section of the Accounting Standards Codification for the purpose of discussing the broad topic of Presentation. Accounting Standards Codification 280 (ASC 280) was released to address the more specific topic of how businesses with multiple segments should report these. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses totaling $23,700 for the year ended December 31, 2011 and $26,310 for the year ended December 31, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

FASB issued ASC-855, Subsequent Events (“ASU 2010-09”), to address subsequent events as they relate to the Company financial statements.  A subsequent event is something happens after the balance sheet date but before the financial statements are issued.  There are two types of subsequent events, (1) more evidence about events that existed (2) events that did not exist at the balance sheet date. ASC-855 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 – Generally Accepted Accounting Principles (“GAAP”) (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The codification does not change or alter existing GAAP.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in the fourth quarter of 2010.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The impact of this standard has been taken into account as noted in NOTES 2, 3 and 4 of the Company’s financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature of application to specific industries and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

GOING CONCERN

The Company has had losses since its inception.  There is no assurance that we will become profitable in the future.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to successfully raise additional financing, and the ability to ultimately attain profitability.

NOTE 2 – CHANGE IN ACCOUNTING ESTIMATE

In 2011, the company elected to change its method of calculating depreciation and amortization to more appropriately reflect the nature of the assets. In 2005, assets were purchased for $100,000 and value was allocated as follows:

Equipment -      $70,000 with a useful life of 7 years and residual value of $40,000

Furniture -    $10,000 with a useful life of 5 years and residual value of $3,330

Computers - $20,000 with a useful life of 5 years and residual value of $6,670

Management has determined that the following better represents the assets, their useful lives and residual values:

Intangibles (Intellectual Property) - $70,000 fully amortized in 2011.

Furniture -                                        $10,000 with a useful life of 7 years and no residual value.

Computers -                                     $20,000 with a useful life of 3 years and no residual value.

Comparison of Depreciation and Amortization expense under the two principles:

	Expense	Accumulated Depreciation and Amortization
2010
As reported:	$8,286	$43,498
New estimate:	$8,095	$46,750
2011
Old estimate (including impairment expense):	$46,500	$90,000
New estimate (including impairment expense)	$52,179	$98,929

In 2011, the company recognized $3,247 of additional depreciation expense to reflect the depreciation of 3 year assets (computers) purchased in 2005.

Current and Future depreciation and amortization expense effects:

	2012	2013
Old Estimate:	$0	$0
New Estimate:	$1,071	$0

NOTE 3 – FIXED ASSETS

Property and Equipment at December 31, 2011 consists of the following:

Property and Equipment
Computers	$ 20,000
Furniture	10,000
Property and Equipment	30,000
Accumulated Depreciation	(28,929)
Property and Equipment, net	$ 1,071

Intangible Assets at December 31, 2011 consists of the following:

Intangible Assets
Intangible Assets Total	$ 70,000
Accumulated Amortization	(70,000)
Intangible Assets, net	$0

The Company’s intellectual property consists of the industrial design for an Auto traction mold and Auto traction mat design which was acquired in 2005. The Company reclassified equipment as intellectual property at year end 2011 and after impairment analysis and amortization, considers it fully amortized.

NOTE 4: PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF REPORTED NET INCOME

The previously issued financial statements for 2010 have been restated. Sales invoiced prior to the end of the year and paid in early 2011 were not reflected on the 2010 financial statements as required by GAAP. The effect of the correction is as follows:

	As Previously Stated	As Restated
Accounts Receivable:	$420	$31,186
Total Current Assets	1,462	32,321
Total Assets:	57,964	88,733
Retained Earnings:	24,823	55,592
Total Liabilities and Retained Earnings:	57,964	88,733

Sales:	88,143	118,909
Total Income	88,143	118,909
Net (Loss) Before Provision for Income Taxes	(47,245)	(16,476)
Net (Loss)	(47,245)	(16,476)

Net (Loss) Per Share	$-	(.01)

NOTE 5 - INCOME TAXES

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2011 the Company had net operating losses carry-forward of $89,634.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There are no shares with a dilutive impact at December 31, 2011 and 2010.

NOTE 7 - CAPITAL STOCK

COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock, par value .001 per share. The company has 8,585,977 shares issued at December 31, 2011 and  2010.

From March 15, 2010 to July 30, 2010 the Company issued 223,000 shares at a price of $.10 per share through a Reg D 506 Private Offering.

On December 29, 2010 the Company issued 25,000 shares of restricted 144 common stock per a contract with Direct Media Enterprises which were dividend to the shareholders of Direct Media Enterprises for media advertising via Direct Media Enterprise’s kiosk technology. The stock was issued for initial video production services at a price of $.10 per share (services valued at $2,500).

In the year ended December 31, 2011 the Company issued no stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive Officer free of charge to the Company.

PURCHASE AGREEMENTS

On June 11, 2005 the Company entered into a Marketing/Sales Contract with OTW Enterprises LLC. OTW Enterprises LLC is the manufacturer of the Portable Tow Truck and the Overhead Door Saver. The contract entitles the Company to exclusive marketing rights within the USA and Europe for the Portable Tow Truck and the Overhead Door Saver. The Company began marketing the products to UPS and Federal Express on January 15, 2005. This agreement was verbally amended in 2007 where we agreed to allow the Manufacturer of the Product to sell the Portable Tow Truck through its website to the retail markets.

 NOTE 9 - LITIGATION

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

At this time there is no past or pending litigation.

 NOTE 10 – SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to December 31, 2011 that would require recognition or disclosure in the Company’s financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 7, 2012 we filed an 8-K regarding our change of accountants and on March 12, 2012 we filed an 8-K/A regarding our change of accountants.

Malcolm Pollard, Inc. (“Pollard”) resigned on November 28, 2011 as the Company’s independent registered public accounting firm due to his retirement from his accounting practice. Subsequently the Company engaged Hamilton PC (“Hamilton”) as its independent registered public accounting firm to audit its financial statements as of December 31, 2011. The Company does not have an audit committee. Pollard had its registration withdrawn on November 30, 2011 as being an independent registered public accounting firm with the Public Company Accounting Oversight Board. From November 28, 2011 to February 29, 2012 Pollard performed no audit or review services for the Company.

During the Company's two most recent fiscal years ended December 31, 2010 and 2009, the Company did not consult Hamilton with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

Pollard’s audit reports regarding the Company's financial statements for the fiscal years ended December 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that its audit reports for such fiscal years contained a going concern qualification.

The Company and Pollard have not, during the fiscal years ended December 31, 2010 and 2009 and through the date of February 29, 2012 had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Pollard’s satisfaction, would have caused Pollard to make reference to the subject matter of the disagreement in connection with its reports.

During the fiscal years ended December 31, 2010 and 2009, Hamilton had not advised the Company of any of the enumerated items described in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that Pollard furnish a letter addressed to the SEC stating whether or not Pollard agrees with the statements made in the 8-K and 8-K/A as Exhibit 16 which was attached as Exhibit 16 in the March 12 8-K/A.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

•	Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Autovative Product’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of December 31, 2011.

(b) Management's Annual Report on Internal Control over Financial Reporting

The management of Autovative Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

ITEM 9B. SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to December 31, 2011 that would require recognition or disclosure in the Company’s financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
David Funderburk	64	Since inception (December 8, 2004)	President/CEO, Secretary, Treasurer and Director

 There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

DAVID FUNDERBURK

David Funderburk, is the founder and Director of Autovative Products, Inc. Mr. Funderburk has been the President and Chief Executive since its inception. Mr. Funderburk graduated from the University of San Diego with a Master’s Degree and began his business career analyzing and developing training programs for the U.S. Government. He then began building custom homes in San Diego County as a general contractor and owner of North County Domes, after which he became an independent real estate consultant and investor. Mr. Funderburk has served as a fiduciary and trustee for numerous trusts, and has served as an Officer of several non-public corporations. Since 1990 he has applied his study of contract and business law towards developing business strategies for clients. He is also a financial strategist and an independent business consultant as the Manager of Service International Limited Liability Company.

 Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of AUTOVATIVE PRODUCTS, INC. has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Indemnification of Directors and Officers

Except as permitted by the Nevada Revised Statutes, the Company’s Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director’s and officer’s liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

Conflict of Interest - Management’s Fiduciary Duties

Our directors and officers may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2011, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

Compensation Committee. Our board of directors has a compensation committee. However, no members to the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

Audit Committee. Our board of directors has an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. Since the audit committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

Nominating Committee. Our board of directors has a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders. The policies and procedures with respect to the consideration of such candidates are set forth below.

The recommended candidate is to be submitted to us in writing addressed to our principal offices. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Exchange Act for submitting stockholder proposals to be included in our annual stockholders' meeting proxy statement.

The recommendation shall be in writing and shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors; and information responsive to the requirements of Regulation S-K, Item 401 with respect to the candidate; and state the number of shares of our stock beneficially owned by the candidate.

The recommendation shall include a written statement of the candidate as to why the candidate believes that he meets the director qualification criteria and would otherwise be a valuable addition to our board of directors.

The nominating committee shall evaluate the recommended candidate and shall, after consideration of the candidate after taking account of the director qualification criteria set forth below, determine whether or not to proceed with the candidate in accordance with the procedures outlined under "Process for Identifying Candidates" below.

These procedures do not create a contract between us, on the one hand, and our security holder(s) or a candidate recommended by our security holder(s), on the other hand. We reserve the right to change these procedures at any time, consistent with the requirements of applicable law and rules and regulations.

Director Qualifications Criteria. As minimum qualifications, all candidates must have the following characteristics:

-	The highest personal and professional ethics, integrity and values;

-	Broad-based skills and experience at an executive, policy-making level in business, academia, government or technology areas relevant to our activities;

-	A willingness to devote sufficient time to become knowledgeable about our business and to carry out his duties and responsibilities effectively;

-	A commitment to serve on the board for two years or more at the time of his initial election; and

-	Be between the ages of 30 and 70, at the time of his/her initial election.

Process for Identifying and Evaluating Candidates. The nominating committee's process for identifying and evaluating candidates is:

-	The chairman of the board, the nominating committee, or other board members identifies the need to add new members to the board with specific criteria or to fill a vacancy on the board;

-	The chair of the nominating committee initiates a search, working with staff support and seeking input from the members of the board and senior management, and hiring a search firm, if necessary;

-	The nominating committee identifies an initial slate of candidates, including any recommended by security holders and accepted by the nominating committee, after taking account of the director qualifications criteria set forth above;

-	The nominating committee determines if any board members have contacts with identified candidates and if necessary, uses a search firm;

The chairman of the board, the chief executive officer and at least one member of the nominating committee interview prospective candidate(s);

-	The nominating committee keeps the board informed of the selection progress;

-	The nominating committee meets to consider and approve final candidate(s); and

-	The nominating committee presents selected candidate(s) to the board and seeks full board endorsement of such candidate(s).

COMPENSATION OF DIRECTORS

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time.

CODE OF ETHICS

We have adopted a code of ethics that applies to all our employees.

-	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

-	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

-	Compliance with applicable governmental laws, rules and regulations;

-	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-	Accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Commissions ($)	Totals ($)

David Funderburk, CEO, and Chairman of the Board of Directors	2010							$14,401	$14,401
David Funderburk, CEO, and Chairman of the Board of Directors	2011							$9,715	$9,715

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through  December 31, 2011.

Compensation of Officers and Directors

We have not paid any salaries since the inception of the Company. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

David Funderburk has received compensation in the way of commissions on sales to date. In 2010 he received commissions totaling $14,401 and in 2011 he received commissions totaling $9,715.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

OPTION EXERCISES AND HOLDINGS

There were no Option Exercises that were activated or exercised.

The compensation program for our executives consists of three key elements:

-	A base salary, and expenses

-	A performance bonus, insurance and

-	Periodic grants and/or options of our common stock.

Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2010 and 2011, David Funderburk our only officer and director waived any cash compensation as a salary but was compensated with commissions.

Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2010 and 2011 no bonus compensation was paid to any of our executive officers.

Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2010 and 2011 no stock option grants where given to any of our executive officers.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject at the discretion of our sole director, David Funderburk.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2011, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

The table below sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	David Funderburk – CEO and Operating Manager	7,200,000	84%

1) Unless otherwise indicated, the address for each of the stockholder(s) listed herein is c/o Autovative Products, Inc., 502 N. Santa Fe Avenue, Ste. D, Vista, CA 92083.

Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

(2) Beneficial ownership is determined in accordance with the rules of the SEC.

(3) Each share of the Series A preferred stock is convertible into three shares of Common Stock. The percentages of voting power prior to conversion are approximately the same.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Autovative Products, Inc.

Transfer Agent

We have engaged Island Stock Transfer to act as our stock registrar and transfer agent. Its address and telephone number is 100 Second Avenue S. Suite 705S, St. Petersburg, Fl 33701 Phone: (727) 289-0010 Fax: (727) 289-0069. Up until engaging our transfer agent, we have acted as our own transfer agent and registrar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate billed by Malcolm Pollard, Inc. for professional services rendered for the Company’s S-1 Registration Statement was $5,000.

The aggregate fees in 2012 billed by Hamilton P.C. for professional services rendered for the audit of our annual financial statement for fiscal year ended December 31, 2011 was $7,000.

AUDIT-RELATED FEES

There were no other fees billed by Hamilton P.C. for professional services rendered, other than as stated under the captions Audit Fees.

TAX FEES

There were no other fees billed by Hamilton P.C. for professional services rendered, other than as stated under the captions Audit Fees.

ALL OTHER FEES

There were no other fees billed by Hamilton P.C. for professional services rendered, other than as stated under the captions Audit Fees, Audit Related Fees, and Tax Fees.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

8-K       3/7/2012  Item 4.01. Changes in registrant's certifying accountant.

8-K/A 3/12/12 Item 4.01. Changes in registrant's certifying accountant.

(a) Financial Statement Schedules.

None.

(b) Exhibits

Number	Exhibit
23.1**	Consent of Independent Certified Public Accountants.
31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Carlsbad, CA. on April 12, 2012.

AUTOVATIVE PRODUCTS, INC

Dated: April 12, 2012.	By:	/s/ David Funderburk
David Funderburk,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/S/ David Funderburk David Funderburk	Director, President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	April 12, 2012.