Form 10-Q
period 2012-03-31
AUTOVATIVE PRODUCTS INC
filed 2012-05-04
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 333-175212

AUTOVATIVE PRODUCTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-4574088
(State of Incorporation)	(I.R.S. Employer Identification No.)

502 N. Santa Fe Avenue, Ste. D, Vista, CA 92083

Telephone 760-732-5868

(Address and telephone number of registrant's principal executive offices and principal place of business)

(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $0.001 par value per share	8,585,977 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March, 31st 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

     AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
MARCH 31, 2012

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets
Cash	$8,382	$28,343
Accounts Receivable	-	14,129
Total Current Assets	8,382	42,472

Fixed Assets
Intellectual Property	70,000	70,000
Furniture & Computer Equip.	30,000	30,000
Accumulated Amortization & Depreciation	(100,000)	(98,929)
Total Fixed Assets	-	1,071

Total Assets	$8,382	$43,543

Liabilities And Equity

Current Liabilities
Accrued income tax payable	$2,183	$-
Total Current Liabilities	2,183	-

Total Liabilities	2,183	-

Stockholders Equity

Common Stock $.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	(26,943)	10,402
Total Stockholders’ Equity	6,199	43,543

Total Liabilities And
Stockholders’ Equity	$8,382	$43,543

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Revenue

Sales	$13,977	$31,475

Cost of Goods Sold	16,420	34,384
Gross Income	$(2,443)	(2,909)

Ordinary Income\Expenses
Depreciation	$1,071	1,000
Amortization	-	1,072
Commissions	6,555	12,491
Advertising and Marketing	9,000	3,000
General & Administrative	2,525	11
Professional Fees	15,750	-

Total Expenses	$34,901	17,574

Net (Loss) Before Provision for Income Taxes	$(37,344)	(20,483)

Provision for Income Taxes	-	-

Net (Loss)	$(37,344)	$(20,483)

Net (Loss) Per Share	$-	$-

Weighted Average Shares Outstanding	8,585,977	8,585,977

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash Flows from Operating Activities
Net (Loss)	$(37,344)	$(20,483)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	-	1,072
Depreciation Property and Equipment	1,071	1,000
Accounts Payable	2,183	-
Changes In Accounts Receivable	14,129	31,186

Net Cash Provided by (Used In) Operating Activities	(19,961)	12,775

Cash Flows From Investing Activities

Net Cash Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Sale of Capital Stock	-	-

Net Cash Provided by (Used In) Financing Activities	-	-

Increase (decrease) in Cash	(19,961)	12,775

Cash at Beginning of the Quarter	28,343	1,045

Cash at End of Quarter	$8,382	$13,820

See accompanying summary of accounting policies and notes to financial statements

*For the Quarter at March 31 2012 and 2011, there were no payments for interest or taxes.

AUTOVATIVE PRODUCTS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended March 31, 2011 and 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Autovative Products Inc. ("Company" or "Autovative Products") was formed on March 8, 2004 under the laws of the State of Nevada.

Autovative Products is a Specialty distribution company of fleet truck products. Currently the Company has exclusive distribution rights with both Federal Express (FedEx) and United Postal Service (UPS) for its Portable Tow Truck. The Company is currently in the process of marketing its Overhead Door Saver to both FedEx and UPS.

LIQUIDITY

As shown in the accompanying financial statements, the Company had a net loss of $37,344 for the quarter at March 31, 2012 and incurred a net loss of $20,483 for the quarter at March 31, 2011. At March 31, 2012 the Company's current assets were $8,382 and the total assets were $8,382 and its liabilities were $2,183.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature, with the exception of the item noted in Note 2 to the Financial Statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In September 2011, the FASB issued ASU 2011-08 Goodwill and Other (Topic 350) which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after March 15, 2011. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

The company performed such an impairment review and determined that the future benefits from long-lived assets no longer exceed their carrying and a write down of the carrying value was necessary-(see NOTE 2).

Although the Company fully amortized its long lived asset in 2011 consisting of intellectual property which consists of its mold design for the auto traction mat; the Company plans to engage in production of the auto mold and produce traction mats for autos in 2012/2013 through the use of its intellectual industrial design.

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance will require a change in the presentation of the financial statements and will require retrospective application. In March 2011, the FASB deferred certain provisions of the ASU that relate to presentation of reclassification adjustments. The guidance will not impact the Company's financial condition, results of operations or cash flow.

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

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses totaling $9,000 for the quarter at March 31, 2012 and $3,000 for the quarter at March 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after March 15, 2011. The impact of this standard has been taken into account as noted in NOTES 2, 3 and 4 of the Company's financial statements.

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

Equipment -       $70,000 with a useful life of 7 years and residual value of $40,000

Furniture -          $10,000 with a useful life of 5 years and residual value of $3,330

Computers -       $20,000 with a useful life of 5 years and residual value of $6,670

Management has determined that the following better represents the assets, their useful lives and residual values:

Intangibles (Intellectual Property) - $70,000 fully impaired in 2011.

Furniture -                                  $10,000 with a useful life of 7 years and no residual value.

Computers -                               $20,000 with a useful life of 3 years and no residual value.

Comparison of Depreciation and Amortization expense under the two principles:

	Expense	Accumulated Depreciation and Amortization
2011
Old estimate (including impairment expense):	$46,500	$90,000
New estimate (including impairment expense)	$52,179	$98,929

In 2011, the company recognized $3,247 of additional depreciation expense to reflect the depreciation of 3 year assets (computers) purchased in 2005.

Current and Future depreciation and amortization expense effects:

	2012	2013
Old Estimate:	$0	$0
New Estimate:	$1,071	$0

NOTE 3 – FIXED ASSETS

Property and Equipment at March 31, 2012 consists of the following:

Property and Equipment
Computers	$ 20,000
Furniture	10,000
Property and Equipment	$ 30,000
Accumulated Depreciation	(30,000)
Property and Equipment, net	$ 0

At he quarter March 31, 2012 the Company fully depreciated its computer and furniture.

Intangible Assets at March 31, 2012 consists of the following:

Intangible Assets
Intangible Assets Total	$ 70,000
Accumulated Amortization, subject to full impairment	(70,000)
Intangible Assets, net	$ 0

The Company's intellectual property consists of the industrial design for an Auto traction mold and Auto traction mat design which was acquired in 2005. The Company reclassified equipment as intellectual property at year end 2011 and after impairment analysis, considers it fully impaired. However, the mold design is still functional and the company may use it to produce molds in the future.

NOTE 4: PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF REPORTED NET INCOME

The previously issued financial statements for 2010 have been restated. Sales invoiced prior to the end of the year and paid in early 2011 were not reflected on the 2010 financial statements as required by GAAP. The effect of the correction is as follows:

	As Previously Stated	As Corrected
Accounts Receivable:	$420	$31,186
Total Current Assets	1,462	32,321
Total Assets:	57,964	88,733
Accumulated Earnings:	24,823	55,592
Total Liabilities and Retained Earnings:	57,964	88,733

Sales:	88,143	118,909
Total Income	88,143	118,909
Net Income Before Provision for Income Taxes	(47,245)	(16,476)
Net Income	(47,245)	(16,476)

Net Income (Loss) Per Share	-	-

The opening balance for retained earnings has therefore been adjusted to $88,733.

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

The Company had a net loss carry forward from the years ending 2011, 2010, 2009 and 2008.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There are no shares with a dilutive impact at March 31, 2012 and 2011.

NOTE 7 - CAPITAL STOCK

COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock, par value .001 per share. The company has 8,585,977 shares issued at March 31, 2011 and 2010.

In the quarter ended March 31, 2012 the Company issued no stock.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to March 31, 2012 that would require recognition or disclosure in the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

Products and Technology

Portable Tow Truck

The Portable Tow Truck was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights. The Portable Tow Truck is made of rigid polypropylene. Each section (there are two sections, one for each rear tire) is 8 inches wide and 36 inches long, and weighs 2.5 pounds. They have two holes on the top portion to provide attachment to the vehicle, and are designed for easily handling and consume very little trunk space. They have been tested to perform at 40 degrees below zero, and are designed to last for a number of years, depending on how much they are used.

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

Overhead Door Saver

The Overhead Door Saver was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights. The Overhead Door Saver is manufactured from various steel parts. The mounting piece (which is bolted to the track of the overhead door) is 3” steel flat bar which has three holes punched in it, and then is bent into a U shape. The rod which goes through the U support is made from hot-rolled ½' steel and has a 2'X2 ½' flat steel piece welded on one end. A 10' long engineered steel spring is placed over the rod and then inserted through the holes on the U support. A 2' long engineered steel spring is placed on the back end of the rod, with a bolt behind it welded to the rod. The assembled unit is then painted and baked (plated) to prevent rust and to assure a long-lasting product. Left-hand and right-hand units are produced, and both units are then bolted to the overhead door track, one on each side.

We have yet to make sales of the Overhead Door Saver. The unit is currently in a test phase by UPS.

Results of Operations

Net Sales

For the three months ended March, 31st 2012, the Company had $13,977 in sales compared to $31,475 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDX and UPS.

Gross Profit

Gross profit presented a loss of $37,344 in the three months ending March, 31st 2012 compared to a loss of $20,483 in the three month period ending March, 31st 2011.

Selling, General and Administrative Expenses

For the three months ended March 31 2012, the Company had office and general expenses of $2,525, marketing expenses of $9,000, commissions of $6,555, and professional fees of $15,750.

For the corresponding period in 2011 the Company incurred office and general expenses of $11; marketing expenses of $3,000; commissions of $12,491 and $0 in professional fees.

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011; office and general expenses increased by $2,514 as a result of additional costs associated with the Company’s SEC filings and associated costs; marketing expenses increased by $6,000 as the Company is attempting to market it’s Portable Tow Truck and Overhead Door Saver to different trucking fleets; commissions decreased by $5,936 due to a decrease in sales; and, professional fees increased by $15,750 as a result of accounting and other costs associated with the Company going public.

Accounts payable totaled $2,183 and accounts receivable were $0 at March, 31st 2012.

Net Loss

For the three months ended March, 31st 2012, the Company had a net loss of $37,344 or $(0.00) per share, compared to the net loss for the corresponding period to March, 31st 2011 of $20,483 or $(0.00) per share. The increased loss was primarily due to increased marketing and professional fees expenditures for promotion and public reporting during the period ending March, 31st 2012.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $8,382 as at March, 31st 2012. The Company also had a net loss of $37,344 during the three months ended March, 31st 2012. For the three months ended March 31 the Company’s liquidity position was $6,199 in 2012 and $43,543 in 2011.

At three months ended March 31, 2012 assets declined by $37,344 primarily due to the use of cash to pay operating expenses in the face of declining sales, and to full amortization and depreciation of the Company’s assets at year end 2011 and the three months ended March 31, 2012. In addition the Company has an accounts payable of $2,183 at the three months ended March 31, 2012.

Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its Portable Tow Truck and it Overhead Door Saver.

Management can give no assurance that any increase in sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

As of March 31, 2012 the Company had $8,382 of cash on hand, Total Assets of $8,382 and Total Current Liabilities of 2,183. The Company believes that it has sufficient capital to operate over the next twelve (12) months.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

We recognize revenue in accordance with Staff Accounting Bulletin No. 114, Revenue Recognition in Financial Statements. Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with ASU 2011-08 Goodwill and Other (Topic 350). In September 2011, the FASB issued ASU 2011-08 Goodwill and Other (Topic 350) which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after March 15, 2011 (See "NOTE 2" for Financial Statements).

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after March 15, 2011. The impact of this standard has been taken into account as noted in NOTES 2, 3 and 4 of the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

.   Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

á	Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECÕs rules and forms; and

á	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of March 31, 2012.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-k

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

** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOVATIVE PRODUCTS, INC

Dated: May 4, 2012.	By:	/s/ David Funderburk
David Funderburk,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)