Form 10-Q
period 2012-06-30
AUTOVATIVE PRODUCTS INC
filed 2012-08-08
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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
Yes [X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock, $0.001 par value per share	8,585,977 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended June 30th 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

     AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets
Cash	$8,899	$28,343
Accounts Receivable	-	14,129
Total Current Assets	8,899	42,472

Fixed Assets
Intellectual Property	70,000	70,000
Furniture & Computer Equip.	30,000	30,000
Accumulated Amortization & Depreciation	(100,000)	(98,929)
Total Fixed Assets	-	1,071

Total Assets	$8,899	$43,543

Liabilities And Equity

Current Liabilities
Accounts Payable	$864	$-
Total Current Liabilities	864	-

Total Liabilities	864	-

Stockholders Equity

Common Stock $.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	(25,106)	10,402
Total StockholdersÕ Equity	8,035	43,543

Total Liabilities And
Stockholders’ Equity	$8,899	$43,543

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF OPERATIONS

(Unaudited)

                                                          Three Months Ended June 30      Six Months Ended June 30

	2012	2011	2012		2011
Revenue

Sales	$9,864	$20,556	$23,840		$82,860

Cost of Goods Sold	704	5,296	17,124		39,680
Gross Income	$9,160	15,260	6,716		43,180

Ordinary Income\Expenses
Depreciation	$-	1,000	1,071		2,142
Amortization	-	1,072	-		2,002
Commissions	160	908	6,715		13,399
Advertising and Marketing	-	12,200	9,000		15,200
General & Administrative	-	205	2,525		216
Professional Fees	7,163	5,995	22,913		5,995

Total Expenses	$7,323	21,380	42,224		38,954

Net Income (Loss) Before Provision for Income Taxes	$1,837	(6,120)	(35,508)		4,226

Provision for Income Taxes	-	-

Net Income (Loss)	$1,837	$(6,120)	$(35,508)		$4,226

Net Income (Loss) Per Share	$-	$-	$-	$

Weighted Average Shares Outstanding	8,585,977	8,585,977	8,585,977		8,585,977

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30

	2012	2011
Cash Flows from Operating Activities
Net (Loss)	$(35,508)	$(26,603)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	-	2,144
Depreciation Property and Equipment	1,071	2,000
Accounts Payable	864	-
Changes In Accounts Receivable	14,129	31,186

Net Cash Provided by (Used In) Operating Activities	(19,444)	8,727

Cash Flows From Investing Activities

Net Cash Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Sale of Capital Stock	-	-

Net Cash Provided by (Used In) Financing Activities	-	-

Increase (decrease) in Cash	(19,444)	8,727

Cash at Beginning of the Quarter	28,343	1,045

Cash at End of Quarter	$8,899	$9,772

See accompanying summary of accounting policies and notes to financial statements

*For the Quarter at June 30, 2012 and 2011, there were no payments for interest or taxes.

AUTOVATIVE PRODUCTS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012 and 2011

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

LIQUIDITY

As shown in the accompanying financial statements, the Company had a net profit of $1,837 for the quarter at June 30, 2012 and incurred a net loss of $6,120 for the quarter at June 30, 2011. At June 30, 2012 the Company's current assets were $8,899 and the total assets were $8,899 and its liabilities were $864.

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

The company performed such an impairment review and determined that the future benefits from long-lived assets no longer exceed their carrying and a write down of the carrying value was necessary-(see "NOTE 2").

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

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the ASC Topic 260, "Earnings Per Share" specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising expenses for the quarter at June 30, 2012 and $12,200 for the quarter at June 30, 2011.

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

SEASONAL VARIATIONS

FASB issued ASC 270-10-45-11 which states that revenues of certain entities are subject to material seasonal variations. To avoid the possibility that interim results with material seasonal variations may be taken as fairly indicative of the estimated results for a full fiscal year, such entities shall disclose the seasonal nature of their activities, and consider supplementing their interim reports with information for 12-month periods ended at the interim date for the current and preceding years. The Company's business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months; as can be seen in the following chart which depicts Sales and Expenses from 7-1-2010 to 6-30-2012 by quarter.

Quarter	Sales	Expenses
7-1-10 to 9-30-10	$ 7,831	$ 18,265
10-1-10 to 12-31-10	46,408	26,378
1-1-11 to 3-31-11	62,304	17,574
4-1-11 to 6-30-11	20,556	21,380
10-1-11 to 12-31-11	21,244	70,752
7-1-11 to 9-30-11	12,780	12,688
1-1-12 to 3-31-12	13,977	34,901
4-1-12 to 6-30-12	9,864	7,323

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

Property and Equipment at June 30, 2012 consists of the following:

Property and Equipment
Computers	$ 20,000
Furniture	10,000
Property and Equipment	$ 30,000
Accumulated Depreciation	(30,000)
Property and Equipment, net	$ 0

At the quarter March 31, 2012 the Company fully depreciated its computer and furniture.

Intangible Assets at June 30, 2012 consists of the following:

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

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There are no shares with a dilutive impact at June 30, 2012 and 2011.

NOTE 7 - CAPITAL STOCK

COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock, par value .001 per share. The company has 8,585,977 shares issued at June 30, 2012 and 2011.

In the quarter ended June 30, 2012 the Company issued no stock.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to June 30, 2012 that would require recognition or disclosure in the Company's consolidated financial statements.

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

Overhead Door Saver

The Overhead Door Saver was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights. The Overhead Door Saver is manufactured from various steel parts. The mounting piece (which is bolted to the track of the overhead door) is 3" steel flat bar which has three holes punched in it, and then is bent into a U shape. The rod which goes through the U support is made from hot-rolled ½" steel and has a 2"X2 ½" flat steel piece welded on one end. A 10" long engineered steel spring is placed over the rod and then inserted through the holes on the U support. A 2" long engineered steel spring is placed on the back end of the rod, with a bolt behind it welded to the rod. The assembled unit is then painted and baked (plated) to prevent rust and to assure a long-lasting product. Left-hand and right-hand units are produced, and both units are then bolted to the overhead door track, one on each side.

We have yet to make sales of the Overhead Door Saver. The unit is currently in a test phase by UPS.

Results of Operations

Net Sales

For the three months ended June 30, 2012, the Company had $9,864 in sales compared to $20,556 for the corresponding period in 2011. For the six months ended June 30, 2012, the Company had $23,840 in sales compared to $82,860 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDX and UPS.

Gross Profit

Gross Income was $9,160 for the three months ending June 30, 2012 compared to $15,260 for the three month period ending June 30, 2011. Gross Income was $6,716 for the six months ending June 30, 2012 compared to $43,180 for the six month period ending June 30, 2011.

Selling, General and Administrative Expenses

For the three months ended June 30, 2012, the Company had no office and general expenses and commissions of $160, and professional fees of $7,163. For the six months ended June 30, 2012, the Company had office and general expenses of $2,525 and commissions of $6,715, and professional fees of $22,913.

For the corresponding period in 2011 the Company incurred office and general expenses of $205; marketing expenses of $12.200; commissions of $908 and $5,995 in professional fees. For the six months ended June 30, 2011, the Company had office and general expenses of $216 and commissions of $13,399, and professional fees of $5,995.

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011; office and general expenses decreased by $205; commissions decreased by $748; professional fees increased by $1,168 and marketing expenses decreased by $12,200; and for the six months ended June 30, 2012 as compared to the same period 2011; office and general expenses increased by $2,309, professional fees increased by $16,918 (as a result of being a public Company and the associated costs), commissions decreased by $6,684 and marketing expenses decreased by $6,200. The Company continues to re-evaluate its marketing and advertising to market its Portable Tow Truck and Overhead Door Saver to different trucking fleets.

Accounts payable totaled $864 and accounts receivable were $0 at June 30, 2012.

The Company's' business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months as can be seen in the following chart which depicts Sales and Expenses from 7-1-2010 to 6-30-2012 by quarter.

Quarter	Sales	Expenses
7-1-10 to 9-30-10	$ 7,831	$ 18,265
10-1-10 to 12-31-10	46,408	26,378
1-1-11 to 3-31-11	62,304	17,574
4-1-11 to 6-30-11	20,556	21,380
10-1-11 to 12-31-11	21,244	70,752
7-1-11 to 9-30-11	12,780	12,688
1-1-12 to 3-31-12	13,977	34,901
4-1-12 to 6-30-12	9,864	7,323

Net Loss

For the three months and six months ended June 30, 2012 respectively the Company had a net profit of $1,837 or $(0.00) per share and a loss of (35,508) or $(0.00) per share, compared to the net loss for the corresponding three month and six month period to June 30, 2011 of (6,120) or $(0.00) per share and a net profit of $4,226 or $0.00 per share.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $8,899 as at June 30, 2012. The Company also had a net profit of $1,837 during the three months ended June 30, 2012 and a loss of ($35,508) for the six months for the same period. For the three months ended June 30 the Company had current assets of $8,899 in 2012 and $9,772 in 2011. At three months ended June 30 2012 total assets declined by $53,234 as compared to the same period at June 30, 2011 primarily due to the full amortization and depreciation of the Company's assets at year end 2011 and the three months ended March 31, 2012. In addition the Company has an accounts payable of $864 at the three months ended June 30, 2012.

Management of the Company has determined that the Company's ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its Portable Tow Truck and it Overhead Door Saver.

Management can give no assurance that any increase in sales will occur in the future and if they do occur, may not be enough to cover the Company's operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

As of June 30, 2012 the Company had $8,899 of cash on hand, Total Assets of $8,899 and Total Current Liabilities of $864. The Company believes that it has sufficient capital to operate over the next twelve (12) months.

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

We recognize revenue in accordance with Staff Accounting Bulletin No. 114, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of June 30, 2012.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2012, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None

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

AUTOVATIVE PRODUCTS, INC

Dated: August 3, 2012.	By:	/s/ David Funderburk
David Funderburk,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)