Form 10-Q
period 2012-09-30
AUTOVATIVE PRODUCTS INC
filed 2012-11-20
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Telephone 760-732-5868

(Address and telephone number of registrantÕs principal executive offices and principal place of business)

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
Yes [X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Òlarge accelerated filer,Ó Òaccelerated filerÓ and Òsmaller reporting companyÓ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuerÕs classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock, $0.001 par value per share	8,585,977 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended September 30th 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

     AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets
Cash	$9,909	$28,343
Accounts Receivable	-	14,129
Total Current Assets	9,909	42,472

Fixed Assets
Intellectual Property	70,000	70,000
Furniture & Computer Equip.	30,000	30,000
Accumulated Amortization & Depreciation	(100,000)	(98,929)
Total Fixed Assets	-	1,071

Total Assets	$9,909	$43,543

Liabilities And Equity

Current Liabilities
Accounts Payable	$2,528	$-
Total Current Liabilities	2,528	-

Total Liabilities	2,528	-

Stockholders Equity

Common Stock $.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	(25,760)	10,402
Total StockholdersÕ Equity	7,381	43,543

Total Liabilities And
StockholdersÕ Equity	$9,909	$43,543

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                Three Months Ended Sept 30                      Nine Months Ended Sept 30

	2012	2011	2012		2011
Revenue

Sales	$2,412	$12,780	$26,253		$95,639

Cost of Goods Sold	1,664	800	18,788		39,680
Gross Income	$748	11,980	7,465		55,959

Ordinary Income\Expenses
Depreciation	$-	1,000	1,071		3,000
Amortization	-	1,072	-		3,216
Commissions	-	316	6,715		14,514
Advertising and Marketing	-	8,500	9,000		23,700
General & Administrative	3	-	2,528		216
Professional Fees	1,400	1,000	24,313		6,995

Total Expenses	$1,403	11,788	43,627		51,641

Net Income (Loss) Before Provision for Income Taxes	$(655)	92	(36,162)		4,318

Provision for Income Taxes	-	-

Net Income (Loss)	$(655)	$92	$(36,162)		$4,318

Net Income (Loss) Per Share	$-	$-	$-	$

Weighted Average Shares Outstanding	8,585,977	8,585,977	8,585,977		8,585,977

See accompanying summary of accounting policies and notes to financial statements

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Nine Months Ended September 30

	2012	2011
Cash Flows from Operating Activities
Net (Loss)	$(36,162)	$(26,603)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	-	2,144
Depreciation Property and Equipment	1,071	2,000
Accounts Payable	2,528	-
Changes In Accounts Receivable	14,129	31,186

Net Cash Provided by (Used In) Operating Activities	(18,434)	8,727

Cash Flows From Investing Activities

Net Cash Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Sale of Capital Stock	-	-

Net Cash Provided by (Used In) Financing Activities	-	-

Increase (decrease) in Cash	(18,434)	8,727

Cash at Beginning of the Quarter	28,343	1,045

Cash at End of Quarter	$9,909	$9,772

See accompanying summary of accounting policies and notes to financial statements

*For the Quarter at September 30, 2012 and 2011, there were no payments for interest or taxes.

AUTOVATIVE PRODUCTS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012 and 2011

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

LIQUIDITY

As shown in the accompanying financial statements, the Company had a net loss of $655 for the quarter at September 30, 2012 and incurred net income of $92 for the quarter at September 30, 2011. At September 30, 2012 the Company's current assets were $9,909 and the total assets were $9.909 and its liabilities were $2,528.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

It is managementÕs opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature, with the exception of the item noted in Note 2 to the Financial Statements.

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

The company performed such an impairment review and determined that the future benefits from long-lived assets no longer exceed their carrying and a write down of the carrying value was necessary-(see ÒNOTE 2Ó).

COMPREHENSIVE INCOME

In September 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance will require a change in the presentation of the financial statements and will require retrospective application. In March 2011, the FASB deferred certain provisions of the ASU that relate to presentation of reclassification adjustments. The guidance will not impact the Company's financial condition, results of operations or cash flow.

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

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the ASC Topic 260, ÒEarnings Per ShareÓ specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising expenses for the quarter at September 30, 2012 and $8,500 for the quarter at September 30, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after March 15, 2011. The impact of this standard has been taken into account as noted in NOTES 2, 3 and 4 of the CompanyÕs financial statements.

SEASONAL VARIATIONS

FASB issued ASC 270-10-45-11 which states that revenues of certain entities are subject to material seasonal variations. To avoid the possibility that interim results with material seasonal variations may be taken as fairly indicative of the estimated results for a full fiscal year, such entities shall disclose the seasonal nature of their activities, and consider supplementing their interim reports with information for 12-month periods ended at the interim date for the current and preceding years. The CompanyÕs business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months; as can be seen in the following chart which depicts Sales and Expenses from 7-1-2010 to 6-30-2012 by quarter.

Quarter	Sales	Expenses
7-1-10 to 9-30-10	$ 7,831	$ 18,265
10-1-10 to 12-31-10	46,408	26,378
1-1-11 to 3-31-11	62,304	17,574
4-1-11 to 6-30-11	20,556	21,380
10-1-11 to 12-31-11	21,244	70,752
7-1-11 to 9-30-11	12,780	12,688
1-1-12 to 3-31-12	13,977	34,901
4-1-12 to 6-30-12	9,864	7,323
7-1-12 to 9-30-12	2,412	1,403

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

Property and Equipment at September 30, 2012 consists of the following:

Property and Equipment
Computers	$ 20,000
Furniture	10,000
Property and Equipment	$ 30,000
Accumulated Depreciation	(30,000)
Property and Equipment, net	$ 0

At the quarter March 31, 2012 the Company fully depreciated its computer and furniture.

Intangible Assets at September 30, 2012 consists of the following:

Intangible Assets
Intangible Assets Total	$ 70,000
Accumulated Amortization, subject to full impairment	(70,000)
Intangible Assets, net	$ 0

The CompanyÕs intellectual property consists of the industrial design for an Auto traction mold and Auto traction mat design which was acquired in 2005. The Company reclassified equipment as intellectual property at year end 2011 and after impairment analysis, considers it fully impaired. However, the mold design is still functional and the company may use it to produce molds in the future.

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

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There are no shares with a dilutive impact at September 30, 2012 and 2011.

NOTE 7 - CAPITAL STOCK

COMMON STOCK

The Company is authorized to issue 25,000,000 shares of common stock, par value .001 per share. The company has 8,585,977 shares issued at September 30, 2012 and 2011.

In the quarter ended September 30, 2012 the Company issued no stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive Officer free of charge to the Company.

PURCHASE AGREEMENTS

On September 11, 2005 the Company entered into a Marketing/Sales Contract with OTW Enterprises LLC. OTW Enterprises LLC is the manufacturer of the Portable Tow Truck and the Overhead Door Saver. The contract entitles the Company to exclusive marketing rights within the USA and Europe for the Portable Tow Truck and the Overhead Door Saver. The Company began marketing the products to UPS and Federal Express on January 15, 2005. This agreement was verbally amended in 2007 where we agreed to allow the Manufacturer of the Product to sell the Portable Tow Truck through its website to the retail markets.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued.  There were no other events that occurred subsequent to September 30, 2012 that would require recognition or disclosure in the CompanyÕs consolidated financial statements.

ITEM 2. MANAGEMENTÕS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overhead Door Saver

The Overhead Door Saver was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights. The Overhead Door Saver is manufactured from various steel parts. The mounting piece (which is bolted to the track of the overhead door) is 3Ó steel flat bar which has three holes punched in it, and then is bent into a U shape. The rod which goes through the U support is made from hot-rolled ½Ó steel and has a 2ÓX2 ½Ó flat steel piece welded on one end. A 10Ó long engineered steel spring is placed over the rod and then inserted through the holes on the U support. A 2Ó long engineered steel spring is placed on the back end of the rod, with a bolt behind it welded to the rod. The assembled unit is then painted and baked (plated) to prevent rust and to assure a long-lasting product. Left-hand and right-hand units are produced, and both units are then bolted to the overhead door track, one on each side.

We have yet to make sales of the Overhead Door Saver. The unit is currently in a test phase by UPS.

Results of Operations

Net Sales

For the three months ended September 30, 2012, the Company had $2,412 in sales compared to $12,870 for the corresponding period in 2011. For the nine months ended September 30, 2012, the Company had $26,253 in sales compared to $95,639 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDX and UPS.

Gross Profit

Gross Income was $748 for the three months ending September 30, 2012 compared to $11,980 for the three month period ending September 30, 2011. Gross Income was $7,465 for the nine months ending September 30, 2012 compared to $55,959 for the nine month period ending September 30, 2011.

Selling, General and Administrative Expenses

For the three months ended September 30, 2012, the Company had office and general expenses of $3 and no commissions, and professional fees of $1,400. For the nine months ended September 30, 2012, the Company had office and general expenses of $2,528 and commissions of $6,715, and professional fees of $24,313.

For the corresponding period in 2011 the Company incurred no office and general expenses; marketing expenses of $8,500; commissions of $316 and $1,000 in professional fees. For the nine months ended September 30, 2011, the Company had office and general expenses of $216; marketing expenses of $23,700; commissions of $14,514 and $6,995 in professional fees.

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011; office and general expenses were the same; commissions decreased by $316; professional fees increased by $400 and marketing expenses decreased by $8,500; and for the nine months ended September 30, 2012 as compared to the same period 2011; office and general expenses increased by $2,312, professional fees increased by $17,318 (as a result of being a public Company and the associated costs), commissions decreased by $7,799 and marketing expenses decreased by $14,700. The Company continues to re-evaluate its marketing and advertising to market its Portable Tow Truck and Overhead Door Saver to different trucking fleets.

Accounts payable totaled $2,528, for cost of goods, and accounts receivable were $0 at September 30, 2012.

The CompanyÕs business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months as can be seen in the following chart which depicts Sales and Expenses from 7-1-2010 to 9-30-2012 by quarter.

Quarter	Sales	Expenses
7-1-10 to 9-30-10	$ 7,831	$ 18,265
10-1-10 to 12-31-10	46,408	26,378
1-1-11 to 3-31-11	62,304	17,574
4-1-11 to 6-30-11	20,556	21,380
10-1-11 to 12-31-11	21,244	70,752
7-1-11 to 9-30-11	12,780	12,688
1-1-12 to 3-31-12	13,977	34,901
4-1-12 to 6-30-12	9,864	7,323
7-1-12 to 9-30-12	2,412	1,403

Net Loss

For the three months and nine months ended September 30, 2012 respectively the Company had a net loss of $655 or $(0.00) per share and a loss of (36,162) or $(0.00) per share, compared to the net profit for the corresponding three month and nine month period to September 30, 2011 of $92 or $(0.00) per share and a net profit of $4,318 or $0.00 per share.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $9,909 as at September 30, 2012. The Company also had a net loss of $655 during the three months ended September 30, 2012 and a loss of ($36,162) for the nine months for the same period. For the three months ended September 30 the Company had current assets of $9,909 in 2012 and $42,765 in 2011. At three months ended September 30 2012 total assets declined by $32,586 as compared to the same period at September 30, 2011 primarily due to the full amortization and depreciation of the CompanyÕs assets at year end 2011 and the three months ended March 31, 2012. In addition the Company has an accounts payable of $2,528 at the three months ended September 30, 2012.

Management of the Company has determined that the CompanyÕs ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its Portable Tow Truck and it Overhead Door Saver.

Management can give no assurance that any increase in sales will occur in the future and if they do occur, may not be enough to cover the CompanyÕs operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

As of September 30, 2012 the Company had $9,909 of cash on hand, Total Assets of $9,909 and Total Current Liabilities of $2,528. The Company believes that it has sufficient capital to operate over the next twelve (12) months.

Significant Accounting Policies and Estimates

ManagementÕs Discussion and Analysis of Financial Condition and Results of Operations discusses the CompanyÕs consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by managementÕs application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

We recognize revenue in accordance with Staff Accounting Bulletin No. 114, ÒRevenue Recognition in Financial Statements.Ó Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after March 15, 2011. The impact of this standard has been taken into account as noted in NOTES 2, 3 and 4 of the CompanyÕs financial statements.

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

Autovative ProductÕs Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were effective as of September 30, 2012.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

8-k        3/7/2012            Item 4.01.          Changes in registrant's certifying accountant.

8-k/A    3/12/12             Item 4.01.          Changes in registrant's certifying accountant.

8-k        10/22/12                        Item 4.01.          Changes in registrant's certifying accountant

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

AUTOVATIVE PRODUCTS, INC

Dated: November 14, 2012.	By:	/s/ David Funderburk
David Funderburk,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)