Form 10-K/A
period 2011-12-31
AUTOVATIVE PRODUCTS INC
filed 2012-12-31
CIK 1487522

 SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A2

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

Telephone 760-732-5868

and

3077 E. Warm Springs Road, Ste. 300, Las Vegas, Nevada 89120

(Address and telephone number of registrant’s principal executive offices and principal place of business)

______________________________________________________________________

-Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.10 as of December 31, 2011: 123,598 (Company’s shares were not yet trading at December 31, 2011).

Number of shares of common stock outstanding as of December 31, 2011: 8,585,977

Number of shares of common stock outstanding as of December 28, 2012: 8,557,977.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Autovative Products, Inc. (the "Form 10-K/A") for the fiscal year ended December 31, 2011 is being filed for a reaudit of the financial statements included in the Form 10-K/A and to include an Note to the Financial Statements correcting previously issued financial statements. The Form 10-K/A is also being filed to modify Item 9A Controls and Procedures to change the Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures from effective to not effective due to the finding that internal controls over financial reporting are not effective as concluded in an expanded Management's Report on Internal Control over Financial Reporting. The amended Form 10-K replaces the original Form 10-K with corrections noted above.

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

 BUSINESS

DESCRIPTION OF BUSINESS

Company Overview

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

We also are in the business of designing molds for third parties (rights owned by the third party) and own the rights to the design for an auto traction aid mold.. Our primary customer for these services has been Wholesale 4 You, Inc.

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

•       Developing a marketing and sales force to successfully market and sell our products both domestically and globally.

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

•       Establishing a retail oriented website oriented toward both trucking fleet sales and retail sales of the Portable Tow Truck.

We plan to change our website, www.autovativeproducts.com, in the second quarter of 2012 to orient it towards both the trucking fleet market and the retail market. The retail market orientation would focus on individual units sold to car, truck, SUV, and off-road enthusiasts. We believe that the cost of developing a merchant web-site capable of taking credit cards on-line would cost anywhere from $1,000 to $5,000 annually. We are aware that there could be a conflict with our retail sales vs. the retail sales made by the manufacturer’s website, www.theportabletowtruck.com. Currently any sales made through the manufacturer’s website are sales of the manufacturer. Any sales whether retail, wholesale or fleet sales made by us are our sales.

The trucking fleet part of the web-site would be oriented towards explaining the Portable Tow Truck units and the Overhead Door saver units through textual context as well as photos and videos of the use of the products.

•       Establishing marketing alliances with companies with worldwide marketing outlets.

We are currently seeking marketing alliances. At this time we have none in place. We anticipate that a full time sales representative would increase sales in the future.

We anticipate that a full time sales person would generate revenues through sales of the Portable Tow Truck units to the (1) traditional, (2) retail and (3) OES channels. Traditional channels would include brand name distributors, retail channel would include brand name auto retail merchants. and the OES channel would consist primarily of vehicle manufacturers’ service departments at new vehicle dealerships. There is no assurance that we will be able to hire a sales person in the timeframe we have projected (sometime in 2013) at a cost of $3,000 a month, or that we might ever be in a financial position to hire a full time sales person and there is no assurance once hired that person would make any sales through the above mentioned channels.

•       Establishing distribution outlets globally through alliances with companies with those locations established, including capability to establish more outlets.

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

We have projected to add one (1) sales person at some point in the fiscal year 2013 on a full time basis at a salary plus commission’s basis of $3,000 each per month, equating to a total of $36,000 annually. However this will require additional capital, which based on our current revenue stream, would have to come from raising additional capital. At this time there is no definitive plan in place to raise additional capital without which we would be unable to hire a full time sales person.

We anticipate that the full time sales person would not only generate revenues through sales of the Overhead Door Saver and the Portable Tow Truck units to trucking fleet markets; but also by establishing distribution outlets globally through alliances with companies with those locations established, including capability to establish more outlets. There is no assurance that we will be able to hire a sales person in the timeframe we have projected (sometime in 2013), or that we might ever be in a financial position to hire a full time sales person and there is no assurance once hired that person would make any sales or establish any additional distribution outlets.

•       Continuing to test and improve our products, including locating additional testing facilities.

UPS has been testing our Overhead Door Saver for the last year. We believe that if we can establish other trucking fleets that would test the unit we might increase our revenues. We are currently seeking additional trucking lines for testing purposes.

•       Adding new product lines.

Currently we are focused on selling our existing products. However it is our goal to add additional products that we might be able to sell to our existing customers and subsequently expand our markets. We are currently undercapitalized to add new products at this time and there is no assurance that we will be able to add products in the future, nor do we have any specific products in mind currently to add to our existing product line. There is no timeline for seeking new products because the variables in the market, the ability to locate funds, the need to develop a strong and consistent distribution network and public acceptance, just to name a few, are too many and diffuse to reasonably establish a timeline.

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

The additionof the mold design services in 2011 has provided necessary operating capital toward our Business Strategy.

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

Mold Design Services

In 2011, the Company started consulting for designs of molds for various products. Its primary customer to date has been Wholesale 4 You, Inc.

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

The Company has an advantage in its ability to design various molds via computer design at what it believes to be a lower cost and faster turnaround rate than its competition.

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

Mold Design

The Company’s main customer for its design services is Wholesale 4 You, Inc.

Intellectual Property

We do not have patents on either the Portable Tow Truck or the Overhead Door Saver, these products are owned by OTW. They have applied for patents and have been denied patents for both products.

We do own intellectual property consisting of mold design for production of an automotive traction device which we have not applied for a patent for. This mold design has been fully impaired as described in Note-2 to the financial statements. Mold designs contracted by Wholesale 4 You, Inc, are the property of Wholesale 4 You, Inc.

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

1A. RISK FACTORS

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

We have a limited operating history that can be used to evaluate the Company.

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

Our auditor’s report contains an explanatory statement as to our ability to continue as a going concern.

The Company has had losses since its second year of operation. There is no assurance that we will become profitable in the future.

Our auditor's report on our audited December 31, 2011 financial statements, and Note 1 to such financial statements, reflect a substantial doubt about our ability to continue as a going concern..  We intend to expand our operations through hiring of sales personnel in 2013. However, we can give no assurance that these plans and efforts will be successful.

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

Mr. Funderburk is the Company’s President and sole director and sole employee. He has in the past and will continue to determine his commission, salary and perquisites. Mr. Funderburk has received commissions of $9,715 and $9,401 for the years ended December 31, 2011 and 2010, respectively.

Loss of Mr. Funderburk could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor’s investments. Mr. Funderburk is not, presently, receiving a salary from the Company and it is unknown, at this time, if or when the Company may be able to compensate Mr. Funderburk for his management services. The company does not anticipate Mr. Funderburk receiving a salary in the foreseeable future. Mr. Funderburk does receive commissions from sales which have over the last three fiscal years averaged approximately 15% of our sales revenue. In addition Mr. Funderburk is key to the mold design services offered by the Company. Without his expertise the Company would lose its ability to offer the service.

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

We are dependent on the popularity of our products.

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

Our current revenue depends solely on our three major customers.

We currently sell the Portable Tow Truck units to Federal Express (FEDEX) which equates to approximately 5% of sales and to United Postal Service (UPS) which equates to approximately 95% of Portable Tow Truck Units sold. We have no ongoing contract with either entity. Currently, should we lose these customers we would have no revenue and we would have no ability to continue as a going concern.

We currently design product molds for Wholesale 4 You Inc. which provided 48.7% of our 2011 revenue. Loss of this customer would have a significant impact on the operations of the Company.

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

Patent application was denied.

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

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

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

We have not paid, and do not intend to pay cash dividends in the foreseeable futures.

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

Our executive offices for mailing are located at 502 N. Santa Fe Avenue, Ste. D, Vista, CA 92083. Our telephone number at that address is 760-732-5868, and our facsimile number is 760-301-0005. Our Nevada offices are located at 3077 E. Warm Springs Road, Ste. 300, Las Vegas, Nevada 89120. The manufacturing facilities are located in Maryville, TN, where we currently contract with independent laborers to produce, assemble and package our products.

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

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

None.

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

Results of Operations

For THE YEARS ENDED DECEMBER 31, 2010 AND 2011

In 2010 we had revenues from operations of $118,848 and cost of sales of $90,800 from the distribution of the Portable Tow Truck units and mold design services, and total operating expenses of $72,913. In 2011 we had revenues from operations of $117,353, cost of sales of $40,064 and total operating expenses of $56,466. In 2011 we had revenues of $57,100 from the sale of mold design, the balance of revenues, $60,253 for the year being from the sale of the Portable Tow Truck units. Net losses for 2010 were ($44,865) and for 2011 ($27,391). It is the intention of the Company to continue to develop and distribute its products; however, there is no assurance the Company will be able to generate net income over the long term.

Our sales revenues decreased from $118,848 in 2010 to $117,353 in 2011 a decrease of 1%. Our operating expenses decreased from $72,913 in 2010 to $56,466 in 2011. Our advertising and marketing expenses were $23,700 in 2011 as compared to $26,310 in 2010.

Liquidity and Capital Resources

As of December 31, 2011 the Company had cash on hand of $28,343, total current assets of $42,880, total assets of $42,880, total current liabilities of $34,404 and total stockholders’ equity of $42,880. The Company’s cash was generated from revenue from its sales of its Portable Tow Truck units, and sales of its mold design. The Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months based on current cash.

As noted above in the Results of Operations, our sales revenues at year end December 31, 2011 had decreased by 1% in the last year. Sales revenues for the year were attributed to the sales of the Portable Tow Truck Units to FEDEX and UPS for their trucking fleets and sales of mold design. It is likely that sales revenues will continue to either remain at the same level at fiscal year end 2012 or decrease, due to the saturation level of sales of the units within the two trucking fleets; unless the Company increases sales revenues through additional markets outside of the sales of the Portable Tow Truck units to only FEDEX and UPS and/or the Company is able to implement its business plan.

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

Revenue recognition

We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues from design services provided are recorded upon billing of completed services.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions as determined by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-45-45, Overall Considerations of Reporting Revenue Gross as a Principal Versus Net as an Agent. We are primarily obligated in the transaction, subject to credit risk, have latitude in establishing prices and selecting suppliers, and risk of replacing lost shipments, therefore revenue is recorded at the gross sales price.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

Long lived assets

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

ITEM 8. FINANCIAL STATEMENTS.

AUDITED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2011 and December 31, 2010

AUTOVATIVE PRODUCTS, INC

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2- F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statement of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F8-F13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Autovative Products, Inc.

We have audited the accompanying balance sheet of Autovative Products, Inc. as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. We also audited the adjustments described in Note 4 that were applied to restate the 2010 financial statements to correct a misstatement. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Autovative Products, Inc. as of December 31, 2010, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 31, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autovative Products, Inc.as of December 31, 2011 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has limited established sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /S/ Kyle L. Tingle

Kyle L. Tingle, CPA, LLC

December 23, 2012

Las Vegas, Nevada

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

/S/Malcolm L. Pollard, Inc.

Erie, Pennsylvania

March 31, 2011 except for the matter discussed in Note 4 to the financial statements for the Years Ended December 31, 2010 and December 31, 2011 which is December 28, 2012

F-3

AUTOVATIVE PRODUCTS, INC

BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010

Assets

Current Assets
Cash	$28,343	$1,045
Accounts receivable	14,537	31,125
Total Current Assets	42,880	32,170

Fixed Assets
Intellectual property	-	70,000
Furniture and computer equipment	-	30,000
Accumulated amortization and depreciation	-	(43,498)
Total Fixed Assets	-	56,502

Total Assets	$42,880	$88,673

Liabilities And Equity

Current Liabilities
Accounts payable	$7,923	$27,211
Accrued interest and penalties	13,124	12,238
Accrued income tax payable	13,357	13,357
Total Current Liabilities	34,404	52,806

Total Liabilities	34,404	52,806

Stockholders’ Equity

Common stock $.001 par value 25,000,000 shares authorized 8,585,977 shares issued and outstanding	8,586	8,586
At December 31, 2011 and 2010
Additional paid in capital	24,555	24,555
(Accumulated deficit) retained earnings	(24,665)	2,726
Total Stockholders’ Equity	8,476	35,867

Total Liabilities And
Stockholders’ Equity	$42,880	$88,673

See accompanying notes to financial statements.

 AUTOVATIVE PRODUCTS, INC

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenue

Sales	$60,253	$118,848
Services	57,100	-
Total Revenue	117,353	118,848
Cost of goods sold	40,064	90,800
Gross Profit	77,289	28,048

General and Administrative Expenses
Advertising and marketing	23,700	26,310
Commissions	14,925	31,135
Depreciation	8,288	8,283
Professional fees	7,995	3,000
Office expenses	1,558	1,117

Total Expenses	56,466	72,913

Operating Income (Loss) Before Provison for Income Taxes	20,823	(44,865)

Other Expense
Impairment of intangible asset	43,214	-
Loss of disposal of assets	5,000	-
Total Other Expense	48,214	-

Provision for Income Taxes	-	-

Net Loss	$(27,391)	$(44,865)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	8,585,977	8,461,977

See accompanying notes to financial statements.

AUTOVATIVE PRODUCTS, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and 2011

	Common Stock
	Number of		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Total

Balance, December 31, 2009	8,337,977	$8,338	$-	$47,591	$55,929

Issuance of common stock, private placement, July 2010	223,000	223	22,080	-	22,303

Issuance of common stock for Advertising services, November 24, 2010	25,000	25	2,475	-	2,500

Net loss for the year ended December 31, 2010	-	-	-	(44,865)	(44,865)

Balance, December 31, 2010	8,585,977	8,586	24,555	2,726	35,867

Net loss for the year ended December 31, 2011	-	-	-	(27,391)	(27,391)

Balance, December 31, 2011	8,585,977	$8,586	$24,555	$(24,665)	$8,476

See accompanying notes to financial statements.

AUTOVATIVE PRODUCTS, INC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net Loss	$(27,391)	$(44,866)
Depreciation and amortization	8,288	8,283
Impairment of intellectual property	43,214	-
Loss on disposal of assets	5,000	-
Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:

Accounts receivable	16,588	(31,125)
Accounts payable	(19,287)	27,211
Accrued interest and penalties	886	1,119

Net Cash Provided by (Used In) Operating Activities	27,298	(39,378)

Cash Flows From Investing Activities	-	-

Cash Flows from Financing Activities
Sale of common stock	-	24,806

Net Cash Provided by Financing Activities	-	24,806

Increase (Decrease) in Cash	27,298	(14,572)

Cash at Beginning of Year	1,045	15,617

Cash at End of Year	$28,343	$1,045

Cash paid for Interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

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

The Company also provides specialty product designs on a contract basis.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION

We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues from design services provided are recorded upon billing of completed services.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions as determined by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-45-45, Overall Considerations of Reporting Revenue Gross as a Principal Versus Net as an Agent. We are primarily obligated in the transaction, subject to credit risk, have latitude in establishing prices and selecting suppliers, and risk of replacing lost shipments, therefore revenue is recorded at the gross sales price.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

CONCENTRATIONS

Customers:

During 2011 and 2010, three and two customers, respectively, accounted for 100% and 100%, respectively, of our revenue. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At December 31, 2011 and 2010, two customers accounted for a total of 100% of our accounts receivable.

INCOME TAXES

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2011.

SHARE BASED EXPENSES

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. There are no shares with a dilutive impact at December 31, 2011 and 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS

FASB issued ASC-855, Subsequent Events (“ASU 2010-09”), to address subsequent events as they relate to the Company financial statements.  A subsequent event is something happens after the balance sheet date but before the financial statements are issued.  There are two types of subsequent events, (1) more evidence about events that existed (2) events that did not exist at the balance sheet date. Adoption of ASC-855 did not have a material impact on our Consolidated Financial Statements.

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

GOING CONCERN

The Company has had losses since its initial year of operations.  There is no assurance that we will attain profitablity in the future.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to consistently generate sufficient cash flow from operations to meet its obligations on a timely basis, and the ability to successfully raise additional financing to implement its business strategy.

NOTE 2 – FIXED ASSETS

Property and Equipment at December 31, 2011 and 2010 consists of the following:

Property and Equipment	2011	2010
Computers	-	$ 20,000
Furniture	-	10,000
Property and Equipment	-	30,000
Accumulated Depreciation	-	(21,000)
Property and Equipment, net	$ -	$ 9,000

The company abandoned or disposed of the furniture and computer assets as of December 31, 2011.

Intangible Assets at December 31, 2011 consists of the following:

Intangible Assets
Intangible Assets Total	$ 70,000	$ 70,000
Accumulated Amortization	(70,000)	(22,498)
Intangible Assets, net	$ -	$ 47,502

The Company’s intellectual property consisted of the industrial design for an Auto traction mold and Auto traction mat design which was acquired in 2005. The Company reclassified equipment as intellectual property at year end 2011 and after impairment analysis and amortization, considers it fully impaired.

NOTE 3 - CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, par value 0.001 per share. The company has 8,585,977 shares issued at December 31, 2011and 2010.

From March 15, 2010 to July 30, 2010 the Company issued 223,000 shares at a price of $0.10 per share through a Reg D 506 Private Offering.

On December 29, 2010 the Company issued 25,000 shares of restricted 144 common stock per a contract with Direct Media Enterprises which were distributed to the shareholders of Direct Media Enterprises for media advertising via Direct Media Enterprise’s kiosk technology. The stock was issued for initial video production services at a price of $0.10 per share (services valued at $2,500).

NOTE 4: PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF REPORTED NET INCOME

The previously issued financial statements for 2010 have been restated for the following departures from generally accepted accounting principles:

a.       Accounts receivable for sales invoiced prior to December 31, 2010 and collected in 2011;

b.      Accounts payable for product shipped prior to December 31, 2010;

c.       Accruals for income tax payable from prior year tax returns.

The cumulative effect of the corrections are as follows:

	As Previously Stated	As Restated
Accounts Receivable:	$420	$31,125
Total Current Assets	1,462	32,170
Total Assets:	57,964	88,673
Accounts Payable	-	27,211
Accrued Taxes, Interest and Penalties	-	25,595
Total Current Liabilities	-	52,806
Retained Earnings:	24,823	2,726
Total Liabilities and Retained Earnings:	57,964	88,673

Sales:	88,143	118,848
Cost of Sales	67,504	90,800
Gross Profit	20,639	28,048
General and Administrative Expenses	67,884	72,913
Net (Loss)	(47,245)	(44,865)

Net (Loss) Per Share	$(0.01)	(0.01)

NOTE 5 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since our second year of operations. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2011 and 2010, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consist of the following:

	2011	2010
Net operating loss carry forward	$113,683	$86,293
Permanent differences	(6,344)	(6,344)
	106,803	79,949
Tax at statutory rate (35%)	37,569	27,982
Valuation allowance	(37,569)	(27,982)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2011	2010
Tax at statutory rate (35%)	$9,587	$15,703
Increase in valuation allowance	(9,587)	(15,703)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2011 or 2010.

The net federal operating loss carry forward will expire from 2026 through 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The officer of the Company received commissions of $9,715 and $9,401 for the years ended December 31, 2011 and 2010, respectively.

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

On October 22, 2012 we filed an 8-k regarding our change of accountants.

Effective with the re-audit of the December 31, 2011, the audit of the financial statements by Hamilton, P.C. and subsequent reviews have been restated.

Hamilton PC (“Hamilton”) resigned on October 22, 2012 as the Company’s independent registered public accounting firm due to his retirement from his accounting practice. Subsequently the Company engaged Kyle L. Tingle, CPA LLC as its independent registered public accounting firm to audit its financial statements as of December 31, 2011. The Company does not have an audit committee.

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

Autovative Product’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of December 31, 2011.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to issuance of the Company’s December 31, 2011 and 2010 financial statements the Company’s management identified an error related to 1) the proper recording of accounts receivable for sales, 2) the proper recording of accounts payable for cost of sales and commission, and 3) the reporting of income taxes, interest and penalties payable for taxes due from a prior year return. As a result, the Company has restated certain amounts in the accompanying financial statements to correct errors in previously reported amounts related to accounts receivables, accounts payables, and accrued expenses. This restatement affected the reported amounts of accounts receivables, current liabilities, and accumulated deficit. See Note (4) – Prior Period Adjustments and Restatement of Reported Net Income.

The Company concluded on November 19, 2012, to restate the Company’s audited financial statements as of December 31, 2011 and for the year then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the accrual account adjustments for receivables and payables.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal year ended December 31, 2011. On December 28, 2012, a consultant to the Company who has expertise in public company financial reporting compliance, was appointed to process proper accrual accounting to the books and records of the Company, in assistance to the President in the financial process of the Company.

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

In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is not effective at the reasonable assurance level based on those criteria. Changes in process of financial information as described in Evaluation of Disclosure Controls and Procedures noted above are being implemented to correct these deficiencies.

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Commissions ($)	Totals ($)

David Funderburk, CEO, and Chairman of the Board of Directors	2010							$9,401	$9,401
David Funderburk, CEO, and Chairman of the Board of Directors	2011							$9,715	$9,715

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

David Funderburk has received compensation in the way of commissions on sales to date. In 2010 he received commissions totaling $9,401 and in 2011 he received commissions totaling $9,715.

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

Transfer Agent

We have engaged Island Stock Transfer to act as our stock registrar and transfer agent. Its address and telephone number is 100 Second Avenue S. Suite 705S, St. Petersburg, Fl 33701 Phone: (727) 289-0010 Fax: (727) 289-0069. In 2012 we engaged VStock Transfer LLC 77 Spruce Street, Suite 201, Cedarhurst, New York, 11516. Up until engaging our transfer agent, we have acted as our own transfer agent and registrar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

David Funderburk, the Company’s only officer, is the former managing partner of Service International, LLC., which performs advertising and promotional activities for the Company’s Portable Tow Truck Product units and its Overhead Door Saver units. Mr. Funderburk’s role in the Company was only for its formation. It’s operations are performed by the Member in the LLC, Stan Windhorn.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On October 22, 2012, the Company engaged Kyle L. Tingle, CPA, LLC as principle auditor. On November 19, 2012, Kyle L. Tingle, CPA, LLC was engaged to audit the December 31, 2011 financial statements and amend this Form 10-K/A.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No. Description

3.1 Certificate of Incorporation of Autovative Products, Inc..*

3.2 By-laws of Autovative Products, Inc .*

10.1 Form 8-K/A Item 4.01. Changes in registrant's certifying accountant.**

10.2 Form 8-K Item 4.01. Changes in registrant's certifying accountant.***

23.1 Consent of Certified Public Accountant #

31 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

# Filed herewith.

* Filed as an exhibit to the Form S-1 dated June 29, 2011

** Filed as an exhibit to the Current Report on Form 8-K, dated March 12, 2012, filed on March 12, 2012 and incorporated herein by reference.

*** Filed as an exhibit to the Curretn Report on Form 8-K dated October 22, 2012 and filed on October 22, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOVATIVE PRODUCTS, INC

Dated: December 31, 2012.	By:	/s/ David Funderburk
David Funderburk,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ David Funderburk David Funderburk	Director, President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	December 31, 2012.