Form 10-K
period 2012-12-31
AUTOVATIVE PRODUCTS INC
filed 2013-04-15
CIK 1487522

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

167 Penn Street, Washington Boro, Pennsylvania 17582

Telephone 607-765-0967

(Address and telephone number of registrant's principal executive offices and principal place of business)

502 N. Santa Fe Avenue, Ste. D, Vista, CA 92083

Telephone 760-732-5868

and

3077 E. Warm Springs Road, Ste. 300, Las Vegas, Nevada 89120

(Former address and telephone number of registrant's principal executive offices and principal place of business)

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

Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¤229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.55 as of March 25, 2013.

Number of shares of common stock outstanding as of December 31, 2011: 8,585,977

Number of shares of common stock outstanding as of December 31, 2012: 8,557,977.

Documents incorporated by reference: None.

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

We also are in the business of designing molds for third parties (rights owned by the third party) and own the rights to the design for an auto traction aid mold. Our primary customer for these services has been Wholesale 4 You, Inc.

On December 31, 2012, the majority shareholder and officer of the Company entered into a Securities Purchase Agreement to sell 7,080,555 shares of the Company. This occurred in early 2013 and will effect a change in control of the Company. Depending on the business objectives of the new controlling parties, the business strategy may change.

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

  á          á        Establishing manufacturing alliances with manufacturers, both domestically and abroad, to mass produce our products.

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

  á       Developing a marketing and sales force to successfully market and sell our products both domestically and globally.

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

  We have projected to add one (1) sales person at some point in the fiscal year 2013 on a full time basis at a salary plus commission's basis of $3,000 each per month, equating to a total of $36,000 annually. However this will require additional capital, which based on our current revenue stream, would have to come from raising additional capital. At this time there is no definitive plan in place to raise additional capital without which we would be unable to hire a full time sales person.

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

  á       Establishing a retail oriented website oriented toward both trucking fleet sales and retail sales of the Portable Tow Truck.

  We plan to change our website, www.autovativeproducts.com, in the second quarter of 2013 to orient it towards both the trucking fleet market and the retail market. The retail market orientation would focus on individual units sold to car, truck, SUV, and off-road enthusiasts. We believe that the cost of developing a merchant web-site capable of taking credit cards on-line would cost anywhere from $1,000 to $5,000 annually. We are aware that there could be a conflict with our retail sales vs. the retail sales made by the manufacturer's website, www.theportabletowtruck.com. Currently any sales made through the manufacturer's website are sales of the manufacturer. Any sales whether retail, wholesale or fleet sales made by us are our sales.

  The trucking fleet part of the web-site would be oriented towards explaining the Portable Tow Truck units and the Overhead Door saver units through textual context as well as photos and videos of the use of the products.

  á       Establishing marketing alliances with companies with worldwide marketing outlets.

  We are currently seeking marketing alliances. At this time we have none in place. We anticipate that a full time sales representative would increase sales in the future.

  We anticipate that a full time sales person would generate revenues through sales of the Portable Tow Truck units to the (1) traditional, (2) retail and (3) OES channels. Traditional channels would include brand name distributors, retail channel would include brand name auto retail merchants. and the OES channel would consist primarily of vehicle manufacturers' service departments at new vehicle dealerships. There is no assurance that we will be able to hire a sales person in the timeframe we have projected (sometime in 2013) at a cost of $3,000 a month, or that we might ever be in a financial position to hire a full time sales person and there is no assurance once hired that person would make any sales through the above mentioned channels.

  á       Establishing distribution outlets globally through alliances with companies with those locations established, including capability to establish more outlets.

  We are currently seeking larger distribution outlets that cater to trucking fleets, at this time we have none in place.

  We project establishing such distribution outlets would be accomplished through the hiring of additional sales staff as outlined in the paragraph above entitled "Developing a marketing and sales force to successfully market and sell our products both domestically and globally." We recognize that to hire a sales force will take additional capital which we have estimated as previously noted to be at least $3,000 per month.

  We have projected to add one (1) sales person at some point in the fiscal year 2013 on a full time basis at a salary plus commission's basis of $3,000 each per month, equating to a total of $36,000 annually. However this will require additional capital, which based on our current revenue stream, would have to come from raising additional capital. At this time there is no definitive plan in place to raise additional capital without which we would be unable to hire a full time sales person.

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

  á       Continuing to test and improve our products, including locating additional testing facilities.

  UPS has been testing our Overhead Door Saver for the last year. We believe that if we can establish other trucking fleets that would test the unit we might increase our revenues. We are currently seeking additional trucking lines for testing purposes.

  á       Adding new product lines.

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

  The addition of the mold design services in 2012 has provided necessary operating capital toward our Business Strategy.

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

  The distribution business is comprised of the (1) traditional, (2) retail and (3) OES channels. Typically, professional installers purchase their products through the traditional channel, and DIY customers purchase products through the retail channel. The traditional channel includes well-known distributors of auto related parts. Through a network of distribution centers, these distributors sell primarily to owned or affiliated stores, which in turn supply professional installers. The retail channel includes well known retail merchants of auto related parts. The OES channel consists primarily of vehicle manufacturers' service departments at new vehicle dealerships.

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

  Our Products and Technology

  Portable Tow Truck

  The Portable Tow Truck was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights (See "Exhibit 10.1"). The Portable Tow Truck is made of rigid polypropylene. Each section (there are two sections, one for each rear tire) is 8 inches wide and 36 inches long, and weighs 2.5 pounds. They have two holes on the top portion to provide attachment to the vehicle, and are designed for easily handling and consume very little trunk space. They have been tested to perform at 40 degrees below zero, and are designed to last for a number of years, depending on how much they are used.

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

  Overhead Door Saver

  The Overhead Door Saver was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights (See "Exhibit 10.1").The Overhead Door Saver is manufactured from various steel parts. The mounting piece (which is bolted to the track of the overhead door) is 3" steel flat bar which has three holes punched in it, and then is bent into a U shape. The rod which goes through the U support is made from hot-rolled ½" steel and has a 2"X2 ½" flat steel piece welded on one end. A 10" long engineered steel spring is placed over the rod and then inserted through the holes on the U support. A 2" long engineered steel spring is placed on the back end of the rod, with a bolt behind it welded to the rod. The assembled unit is then painted and baked (plated) to prevent rust and to assure a long-lasting product. Left-hand and right-hand units are produced, and both units are then bolted to the overhead door track, one on each side.

  Mold Design Services

  In 2011, the Company started consulting for designs of molds for various products. Its primary customer to date has been Wholesale 4 You, Inc. The Company continued to consult for mold design in 2012.

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

  Although we have a contract for the exclusive rights for sales of the Portable Tow Truck and the Overhead Door Saver, there currently is another Company with the website name www.theportabletowtruck.com that sells the Portable Tow Truck on a retail only basis. The Company is owned by the manufacturer of the Portable Tow Truck units that we currently sell for commercial use. They are not affiliated with our company and sell the Portable Tow Truck strictly on a retail basis though their Company website. A verbal agreement was reached between us and the Manufacturer of the products in 2007 whereby the Manufacturer could make retail sales but only through their web site www.theportabletowtruck.com. This agreement could affect our ability to penetrate the retail markets and it could confuse retail buyers that we may generate through our web site or any other means. This could affect our ability to generate revenues through the retail marketplace

  Overhead Door Saver

  It is management's belief that the Overhead Door Saver would reduce repairs to overhead doors in trucking fleets. Management is unaware of a similar device on the market designed to reduce the repairs on overhead doors.

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

  Mold Design

  The Company's main customer for its design services is Wholesale 4 You, Inc.

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

  Automobile Traction Mold

  We own a mold design that was purchased in 2005 for $70,000 which was specifically for the automobile industry. The mold design was fully amortized in 2011; however we plan to be able to produce a mold from the design and begin production of automobile traction units in the future.

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

  Our President and Chief Executive Officer, David Funderburk, has worked with the company on a commission only basis, based on sales made. We have two sales people working with the Company who are not contracted by the Company nor are they employed by the Company. They are paid a commission only based on revenues received from sales made by them. We plan to hire additional employees and sales force on an as needed basis and as the Company's growth expands in the areas of sales, administration and product assembly. As we further develop and market our products, we will need to hire additional employees.

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

  Our auditor's report contains an explanatory statement as to our ability to continue as a going concern.

  The Company has had losses since its second year of operation. There is no assurance that we will become profitable in the future.

  Our auditor's report on our audited December 31, 2011 and December 31, 2012 financial statements, and Note 1 to such financial statements, reflect a substantial doubt about our ability to continue as a going concern.  We intend to expand our operations through hiring of sales personnel in 2013. However, we can give no assurance that these plans and efforts will be successful.

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

  Mr. Funderburk is the Company's President and sole director and sole employee. He has in the past and will continue to determine his commission, salary and perquisites. Mr. Funderburk has received commissions of $9,715 and $6,222 for the years ended December 31, 2011 and 2012, respectively.

  Loss of Mr. Funderburk could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor's investments. Mr. Funderburk is not, presently, receiving a salary from the Company and it is unknown, at this time, if or when the Company may be able to compensate Mr. Funderburk for his management services. The company does not anticipate Mr. Funderburk receiving a salary in the foreseeable future. Mr. Funderburk receives commissions from sales which have over the last three fiscal years averaged approximately 15% of our sales revenue. In addition Mr. Funderburk is key to the mold design services offered by the Company. Without his expertise the Company would lose its ability to offer the service.

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

  There are increased costs and regulations associated with operating a public Company and with only two officers and one director we will have limited internal accounting controls.

  There are a number of expenses and costs associated with operating a public Company including filing expenses, transfer agent, stock issuance and maintenance costs, accounting, legal and auditing expenses, estimated to be approximately $15,000 annually that will materially increase the Company's operating expenses and make it more difficult for the Company's businesses to produce operating profits. There is no assurance that we can absorb the costs of being a public company. None of our officers has prior experience managing a public company. With only two officers and one director there will be no internal oversight to the Company's financial reporting, initially, except from the Company's outside auditors.

  We are dependent on the popularity of our products.

  Our ability to generate revenue and be successful in implementing our business plan is dependent on our ability to develop, produce, acquire and distribute products that are popular with audiences and sold via distribution channels that are efficient and cost effective. There is no assurance that we can accomplish that goal. Further our major customers are FEDEX and UPS, should we lose that customer base we would have lost our major revenue source.

  Our current revenue depends solely on our three major customers.

  We currently sell the Portable Tow Truck units to Federal Express (FEDEX) which equates to approximately 5% of sales of Portable Tow Truck Units sold (4% of total revenue) and to United Postal Service (UPS) which equates to approximately 95% of Portable Tow Truck Units sold (68% of total revenue). We have no ongoing contract with either entity. Currently, should we lose these customers we would have no revenue and we would have no ability to continue as a going concern.

  We currently design product molds for Wholesale 4 You Inc. which provided 22% of our 2011 revenue and 28% of our 2012 revenue. Loss of this customer would have a significant impact on the operations of the Company.

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

  We may require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of any shareholder's investment.

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

  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

  Because our securities may be subject to penny stock rules, you may have difficulty reselling your shares.

  Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

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

  As a result of our reliance on Mr. Funderburk and his lack of experience in Company expansion growth, our investors are at risk in losing their entire investment. Mr. Funderburk intends to hire personnel in the future who will have the experience required to manage our company, when the Company is sufficiently capitalized. Until such management is in place, we are reliant upon Mr. Funderburk to make the appropriate management decisions.

  ITEM 2. DESCRIPTION OF PROPERTY

  CORPORATE INFORMATION

  Office and Facilities

  The Company currently utilizes space provided by its Mr. Funderburk, at no charge to the Company.

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

  WEBSITE POSTING OF SEC FILINGS

  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC's Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

  Bankruptcy or Receivership or Similar Proceedings

  None.

  ITEM 3. LEGAL PROCEEDINGS

  Legal Proceedings

  None.

  ITEM 4. MINE SAFETY DISCLOSURES

  Not applicable.

  PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

  Our common stock is listed on the OTCBB and OTCQB at of December 31, 2012 under the ATVP and has traded with a bid of $0.51 and an Offer of $0.71 since it began trading in 2012.

  At year end December 31, 2011 we had 8,585,977 shares of our common stock outstanding and the number of stockholders of record of our common stock was 62.

  At year end December 31, 2012 we had 8,557,977 shares of our common stock outstanding and the number of stockholders of record of our common stock was 36.

  DIVIDENDS

  We have never declared or paid any cash dividends on our common stock.

  RECENT SALES OF UNREGISTERED SECURITIES

  None.

  PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

  None.

  ITEM 6. SELECTED FINANCIAL DATA

  Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Results of Operations

  FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

  In 2012 we had revenues from operations of $74,300 and cost of sales of $40,368 from the distribution of the Portable Tow Truck units and mold design services, and total operating expenses of $67,907. In 2011 we had revenues from operations of $120,690, cost of sales of $46,544 and total operating expenses of $59,921. In 2011 we had revenues of $57,100 from the sale of mold design, the balance of revenues, $63,253 for the year being from the sale of the Portable Tow Truck units. Net losses for 2012 were ($34,900) and for 2011 ($34,874). It is the intention of the Company to continue to develop and distribute its products; however, there is no assurance the Company will be able to generate net income over the long term.

  Our sales revenues decreased from $120,690 in 2012 to $74,300 in 2012 a decrease of 42%. Our operating expenses increased from $56,466 in 2011 to $58,863 in 2012. Our advertising and marketing expenses were $23,700 in 2011 as compared to $17,500 in 2012.

  Liquidity and Capital Resources

  As of December 31, 2012 the Company had cash on hand of $1,774 total current assets of $15,657 total assets of $15,657, total current liabilities of $49,565 and total stockholders' equity of $(33,907). The Company's cash was generated from revenue from its sales of its Portable Tow Truck units, and sales of its mold design. The Company believes it has sufficient cash resources available to fund its primary operation for the next twelve (12) months based on current cash.

  As noted above in the Results of Operations, our sales revenues at year end December 31, 2012 had decreased by 38% in the last year. The decrease was attributed to a 63% decrease in design consulting. Sales revenues for the year were attributed to the sales of the Portable Tow Truck Units to FEDEX and UPS for their trucking fleets and sales of mold design. It is likely that sales revenues will continue to either remain at the same level at fiscal year end 2013 or decrease, due to the saturation level of sales of the units within the two trucking fleets; unless the Company increases sales revenues through additional markets outside of the sales of the Portable Tow Truck units to only FEDEX and UPS and/or the Company is able to implement its business plan.

  In 2012 and 2011 we spent more money on advertising and marketing as noted above; which we believe will result in an increase in sales in 2013 and future years. We are currently attempting to attract additional trucking fleets to use our Portable Tow Truck units as well as our Overhead Door Saver.

  We believe that in order for the Company's sales revenues to increase it is paramount that the Company engage in sales agreements with additional trucking fleets for both its Portable Tow Truck units and its Overhead Door Saver units. We have engaged additional sales people on a commission only basis in Idaho, Southern California and Arizona to direct sales towards larger trucking fleets like FEDEX and UPS. We believe that 2013 should show positive results due to the increased sales effort. However there is no assurance that any additional sales will be made. Further there is no assurance that our sales revenues will not continue to decrease over the revenues of fiscal year end 2012.

  The Company has no,current off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's 2012-2013 fiscal years. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

  We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions as determined by Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 605-45-45, Overall Considerations of Reporting Revenue Gross as a Principal Versus Net as an Agent. We are primarily obligated in the transaction, subject to credit risk, have latitude in establishing prices and selecting suppliers, and risk of replacing lost shipments, therefore revenue is recorded at the gross sales price.

  Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

  Forward-Looking Statements

  This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "will", and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause results to differ materially from those in the forward-looking statements include (1) the timing and extent of changes in raw material and component prices, (2) the effects of fluctuations in the commercial/industrial new construction market, (3) the timing and extent of changes in interest rates, as well as other competitive factors during the year, and (4) general economic, market or business conditions.

  Our business is more fully described in Part I of this Annual Report.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

  ITEM 8. FINANCIAL STATEMENTS.

  AUDITED FINANCIAL STATEMENTS AND SCHEDULES

  December 31, 2012 and December 31, 2011

  AUTOVATIVE PRODUCTS, INC

  Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2- F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statement of Stockholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F8-F13

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders

  Autovative Products, Inc.

  We have audited the accompanying balance sheets of Autovative Products, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autovative Products, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has limited established sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /S/ Kyle L. Tingle

  Kyle L. Tingle, CPA, LLC

  March 29, 2013

  Las Vegas, Nevada

  AUTOVATIVE PRODUCTS, INC

  BALANCE SHEETS

  December 31, 2012 and 2011

	2012	2011
		(restated)
Assets

Current Assets
Cash	$1,774	$28,343
Accounts receivable	13,883	17,875
Total Current Assets	15,657	46,218

Total Assets	$15,657	$46,218

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$22,159	$18,744
Accrued interest and penalties	14,049	13,124
Accrued income tax payable	13,357	13,357
Total Current Liabilities	49,565	45,225

Total Liabilities	49,565	45,225

Stockholders' Equity

Common stock $0.001 par value 25,000,000 shares authorized 8,557,977 shares issued and outstanding	8,558	8,586
At December 31, 2012 and 8,585,977 shares issued and outstanding at December 31, 2011
Additional paid in capital	24,583	24,555
(Accumulated deficit) retained earnings	(67,048)	(32,148)
Total Stockholders' Equity	(33,907)	993

Total Liabilities And
Stockholders' Equity	$15,657	$46,218

  See accompanying notes to financial statements.

   AUTOVATIVE PRODUCTS, INC

  STATEMENTS OF OPERATIONS

  For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenue		(restated)

Sales	$53,300	$63,253
Services	21,000	57,100
Total Revenue	74,300	120,690
Cost of goods sold	40,368	46,544
Gross Profit	33,932	74,146

General and Administrative Expenses
Advertising and marketing	17,500	23,700
Commissions	12,932	19,266
Depreciation and amortization	—	8,288
Professional fees	34,927	7,995
Office expenses	2,548	672

Total Expenses	67,907	59,921

Net Operating Income (Loss)	(33,975)	14,225

Other Expense Interest expense	925	886
Impairment of intangible asset	—	43,214
Loss of disposal of assets	—	5,000
Total Other Expense	925	49,100

Net Loss	$(34,900)	$(34,874)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	8,584,523	8,585,977

  See accompanying notes to financial statements.

  AUTOVATIVE PRODUCTS, INC

  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

  For the Years Ended December 31, 2012 and 2011

	Common Stock
	Number of		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, December 31, 2010	8,585,977	$8,586	$24,555	$2,726	$35,867

Net loss for the year ended December 31, 2011	—	—	—	(34,874)	(34,874)

Balance, December 31, 2011	8,585,977	$8,586	$24,555	$(32,148)	$993

Net loss for the year ended December 31, 2012	—	—	—	(34,900)	(34,900)
Rescission of shares	(28,000)	(28)	28	—	—

Balance, December 31, 2012	8,557,977	$8,557	$24,583	$(64,048)	$(26,425)

  See accompanying notes to financial statements.

  AUTOVATIVE PRODUCTS, INC

  STATEMENTS OF CASH FLOWS

  For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities		(Restated)
Net Loss	$(34,900)	$(34,874)
Depreciation and amortization	—	8,288
Impairment of intellectual property	—	43,214
Loss on disposal of assets	—	5,000
Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:

Accounts receivable	3,991	13,250
Accounts payable	3,414	(8,466)
Accrued interest and penalties	925	886

Net Cash Provided by (Used In) Operating Activities	(26,570)	27,298

Cash Flows From Investing Activities		—

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash	(26,570)	27,298

Cash at Beginning of Year	28,343	1,045

Cash at End of Year	$1,774	$28,343

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

  See accompanying notes to financial statements.

  AUTOVATIVE PRODUCTS INC.

  NOTES TO THE FINANCIAL STATEMENTS

  For the Years Ended December 31, 2012 and 2011

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

  We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions as determined by Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 605-45-45, Overall Considerations of Reporting Revenue Gross as a Principal Versus Net as an Agent. We are primarily obligated in the transaction, subject to credit risk, have latitude in establishing prices and selecting suppliers, and risk of replacing lost shipments, therefore revenue is recorded at the gross sales price.

  Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

  CONCENTRATIONS

  Customers:

  During 2012 and 2011, three and two customers, respectively, accounted for 100% and 100%, respectively, of our revenue. The loss of these customers could have a material adverse effect on our financial position and results of operations.

  At December 31, 2012 and 2011, two customers accounted for a total of 100% of our accounts receivable.

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

  The company performed such an impairment review and determined that the future benefits from long-lived assets no longer exceed their carrying and a write down of the carrying value was necessary.

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

  The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2012 or 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2012 or 2011.

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

  EARNINGS PER SHARE

  Earnings per share is calculated in accordance with the FASB ASC Topic 260, "Earnings Per Share" specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. There are no shares with a dilutive impact at December 31, 2012 and 2011.

  CONCENTRATIONS OF CREDIT RISK

  Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

  ADVERTISING

  The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses totaling $17,500 for the year ended December 31, 2012 and $23,700 for the year ended December 31, 2011.

  NEW ACCOUNTING PRONOUNCEMENTS

  In June 2012, the Financial Accounting Standards Board ("FASB") issued guidance on the presentation of comprehensive income. The new guidance requires companies to report components of comprehensive income by including comprehensive income on the face of the income statement or in a separate statement of comprehensive income. The new standard has no effective on our reporting at this time.

  In February 2013, the FASB issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new standard is effective for our fiscal year ending May 31, 2014 and will have no impact on our financial condition or results of operations.

  We believe that no other new accounting guidance was adopted or issued during 2012 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

  GOING CONCERN

  The Company has had losses since its initial year of operations.  There is no assurance that we will attain profitability in the future.

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

  NOTE 2 – FIXED ASSETS---

  The company abandoned or disposed of the furniture and computer assets as of December 31, 2011 recognizing a loss on abandonment of $9,000.

  The Company's intellectual property consisted of the industrial design for an Auto traction mold and Auto traction mat design which was acquired in 2005. The Company reclassified equipment as intellectual property at year end 2011 and after impairment analysis and amortization, considers it fully impaired recognizing impairment of $43,214 in 2011.

  NOTE 3 - CAPITAL STOCK

  The Company is authorized to issue 25,000,000 shares of common stock, par value 0.001 per share. The company has 8,557,977 shares issued at December 31, 2012 and 8,585,977 in 2011.

  On December 29, 2010 the Company issued 25,000 shares of restricted 144 common stock per a contract with Direct Media Enterprises which were distributed to the shareholders of Direct Media Enterprises for media advertising via Direct Media Enterprise's kiosk technology. The stock was issued for initial video production services at a price of $0.10 per share (services valued at $2,500).

  On December 13, 2012, the Company rescinded the 25,000 shares for Direct Media Enterprise's kiosk technology, as the project was not completed. An additional 3,000 shares were rescinded from the finder's fee for Direct Media Enterprises.

  NOTE 4: PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF REPORTED NET INCOME

  The previously issued financial statements for 2011 have been restated for the following departures from generally accepted accounting principles:

  a.       Accounts receivable for sales invoiced prior to December 31, 2011 and collected in 2012;

  b.      Accounts payable and commissions for product shipped prior to December 31, 2011;

  The cumulative effect of the corrections are as follows:

December 31, 2011	As Previously Stated	As Restated
Accounts Receivable:	$14,537	$17,875
Total Current Assets	42,880	46,218
Total Assets:	42,880	46,218
Accounts Payable	7,923	18,744
Total Current Liabilities	34,404	45,225
Accumulated deficit:	(24,665)	(32,148)
Total Liabilities and Retained Earnings:	42,880	46,218

Sales:	117,353	120,690
Cost of Sales	40,064	46,544
Gross Profit	77,289	74,146
General and Administrative Expenses	56,466	60,807
Net Loss	(27,391)	(34,874)

Net Loss Per Share	$(0.00)	(0.00)

  NOTE 5 - INCOME TAXES

  We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating loss carryovers since our second year of operations. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

  The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2012 and 2011, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

  Net deferred tax assets consist of the following:

	2012	2011
Net operating loss carry forward	$154,817	$121,167
Permanent differences	(7,594)	(6,344)
	147,223	114,283
Tax at statutory rate (35%)	51,966	40,188
Valuation allowance	(51,966)	(40,188)
Net deferred tax asset	$-	$-

  A reconciliation of income taxes computed at the statutory rate is as follows:

	2012	2011
Tax at statutory rate (35%)	$11,778	$12,206
Increase in valuation allowance	(11,778)	(12,206)
Net deferred tax asset	$-	$-

  The Company did not pay any income taxes during the years ended December 31, 2012 or 2011.

  The net federal operating loss carry forward will expire from 2026 through 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

  The officer of the Company received commissions of $6,222 and $9,715 for the years ended December 31, 2012 and 2011, respectively.

  NOTE 7 – SUBSEQUENT EVENTS

  On December 31, 2012, the majority shareholder and officer of the Company entered into a Securities Purchase Agreement to sell 7,080,555 shares of the Company. This will occur in early 2013 and will effect a change in control of the Company.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On March 7, 2012 we filed an 8-K regarding our change of accountants and on March 12, 2012 we filed an 8-K/A regarding our change of accountants.

  Malcolm Pollard, Inc. ("Pollard") resigned on November 28, 2011 as the Company's independent registered public accounting firm due to his retirement from his accounting practice. Subsequently the Company engaged Hamilton PC ("Hamilton") as its independent registered public accounting firm to audit its financial statements as of December 31, 2011. The Company does not have an audit committee. Pollard had its registration withdrawn on November 30, 2011 as being an independent registered public accounting firm with the Public Company Accounting Oversight Board. From November 28, 2011 to February 29, 2012 Pollard performed no audit or review services for the Company.

  During the Company's two most recent fiscal years ended December 31, 2010 and 2009, the Company did not consult Hamilton with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

  Pollard's audit reports regarding the Company's financial statements for the fiscal years ended December 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that its audit reports for such fiscal years contained a going concern qualification.

  The Company and Pollard have not, during the fiscal years ended December 31, 2010 and 2009 and through the date of February 29, 2012 had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Pollard's satisfaction, would have caused Pollard to make reference to the subject matter of the disagreement in connection with its reports.

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

  Hamilton PC ("Hamilton") resigned on October 22, 2012 as the Company's independent registered public accounting firm due to his retirement from his accounting practice. Subsequently the Company engaged Kyle L. Tingle, CPA LLC as its independent registered public accounting firm to audit its financial statements as of December 31, 2012 and 2011. The Company does not have an audit committee.

  ITEM 9A.   CONTROLS AND PROCEDURES.

  (a) Evaluation of Disclosure Controls and Procedures

  At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

á	Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

á	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

  Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of December 31, 2012.

  Unremediated Material Weakness

  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

  Subsequent to issuance of the Company's December 31, 2012 and 2011 financial statements the Company's management identified an error related to 1) the proper recording of accounts receivable for sales, 2) the proper recording of accounts payable for cost of sales and commission, and 3) the reporting of income taxes, interest and penalties payable for taxes due from a prior year return. As a result, the Company has restated certain amounts in the accompanying financial statements to correct errors in previously reported amounts related to accounts receivables, accounts payables, and accrued expenses. This restatement affected the reported amounts of accounts receivables, current liabilities, and accumulated deficit. See Note (4) – Prior Period Adjustments and Restatement of Reported Net Income.

  The Company concluded on November 19, 2012, to restate the Company's audited financial statements as of December 31, 2011 and for the year then ended (the "Restatement") to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the accrual account adjustments for receivables and payables.

  To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

  Remediation of Material Weakness

  To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal year ended December 31, 2012. On December 28, 2012, a consultant to the Company who has expertise in public company financial reporting compliance, was appointed to process proper accrual accounting to the books and records of the Company, in assistance to the President in the financial process of the Company.

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

  ITEM 9B. OTHER INFORMATION

  None.

  PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Executive Officers and Directors

  On December 31, 2012 Qasim Husain was appointed President, CEO, Secretary, Treasurer and Director and David Funderburk resigned. David Funderburk serves as the sole officer and director of the Company's subsidiary.

  The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
David Funderburk Qasim Husain	64 31	Since inception (December 8, 2004) to December 31, 2012 Since December 31, 2012	President/CEO, Secretary, Treasurer and Director President/CEO, Secretary, Treasurer and Director

   There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

  David Funderburk (age 64), is the founder and Director of Autovative Products, Inc. Mr. Funderburk has been the President and Chief Executive since its inception. Mr. Funderburk graduated from the University of San Diego with a Master's Degree and began his business career analyzing and developing training programs for the U.S. Government. He then began building custom homes in San Diego County as a general contractor and owner of North County Domes, after which he became an independent real estate consultant and investor. Mr. Funderburk has served as a fiduciary and trustee for numerous trusts, and has served as an Officer of several non-public corporations. Since 1990 he has applied his study of contract and business law towards developing business strategies for clients.

  Qasim Husain, MD (age 31) was appointed to serve as the Registrant's Chief Executive Officer and as the Registrant's director as of the Closing Date. Dr. Husain has been involved extensively in research beginning with his undergraduate work at Cornell University, where he published his first paper on glowing fluorescent protein-tagged neuropeptides. Dr. Husain continued to pursue research interests during medical school at the State University of New York at Stony Brook, where he studied the effects of certain medications such as Plavix and aspirin on ischemic preconditioning in cardiac myocyctes. From July 2007 through June 2012, Dr. Husain went on to complete his residency training in Orthopaedic Surgery at the State University of New York at Stony Brook. During his residency he studied extensively the effects of certain anesthetic protocols on patients undergoing spine surgery, and even presented a protocol that was shown to decrease hospital length of stay for postoperative scoliosis patients at the International Meeting on Advanced Spine Techniques. From August 2012 to date, Dr. Husain has served as a fellow at the New York University Hospital for Joint Diseases, specializing in the surgical treatment of spinal disorders. He has published on multiple topics related to spine surgery, ranging from adolescent deformity to a textbook chapter on the surgical management of degenerative spondylolisthesis.

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

  Indemnification of Directors and Officers

  Except as permitted by the Nevada Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

  Conflict of Interest - Management's Fiduciary Duties

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

  ITEM 11. EXECUTIVE COMPENSATION.

  SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  Executive Compensation

  Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Commissions ($)	Totals ($)

David Funderburk, CEO, and Chairman of the Board of Directors	2011							$9,715	$9,715
David Funderburk, CEO, and Chairman of the Board of Directors	2012							$6,222	$6,222

  Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through  December 31, 2012.

  Compensation of Officers and Directors

  We have not paid any salaries since the inception of the Company. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

  David Funderburk has received compensation in the way of commissions on sales to date. In 2012 he received commissions totaling $6,222 and in 2011 he received commissions totaling $9,715.

  STOCK OPTION AND STOCK APPRECIATION RIGHTS

  OPTION EXERCISES AND HOLDINGS

  There were no Option Exercises that were activated or exercised.

  The compensation program for our executives consists of three key elements:

-	A base salary, and expenses

-	A performance bonus, insurance and

-	Periodic grants and/or options of our common stock.

  Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2011 and 2012, David Funderburk our only officer and director waived any cash compensation as a salary but was compensated with commissions.

  Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2011 and 2012 no bonus compensation was paid to any of our executive officers.

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

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

  None

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of December 31, 2012, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

  BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

  The table below sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

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

  Transfer Agent

  We have engaged VStock Transfer LLC to act as our stock registrar and transfer agent. Its address and telephone number is 77 Spruce Street, Suite 201, Cedarhurst, New York, 11516 Phone: (212)828-8436 Fax: (646) 536-3179.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  At December 31, 2012, David Funderburk, was the former managing partner of Service International, LLC., which performs advertising and promotional activities for the Company's Portable Tow Truck Product units and its Overhead Door Saver units. Mr. Funderburk's role in the Company was only for its formation. Its operations are performed by the Member in the LLC, Stan Windhorn.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  On October 22, 2012, the Company engaged Kyle L. Tingle, CPA, LLC as principle auditor. On November 19, 2012, Kyle L. Tingle, CPA, LLC was engaged to audit the December 31, 2011 financial statements and amend this Form 10-K.

  AUDIT FEES

  The aggregate billed by Malcolm Pollard, Inc. for professional services rendered for the Company's S-1 Registration Statement was $5,000.

  The aggregate fees in 2012 billed by Hamilton P.C. for professional services rendered for the audit of our annual financial statement for fiscal year ended December 31, 2011 was $10,000.

  The aggregate fees in 2012 billed by Kyle L. Tingle, CPA, CPA, LLC for professional services rendered for the audit of our annual financial statement for fiscal year ended December 31, 2011 was $6,000.

  AUDIT-RELATED FEES

  There were no other fees billed by Hamilton P.C. for professional services rendered, other than as stated under the captions Audit Fees.

  TAX FEES

  The aggregate fees in 2012 billed by Kyle L. Tingle, CPA, LLC tax services rendered for the filing of our Federal tax returns was $2,275.

  ALL OTHER FEES

  There were no other fees billed by accounting firms for professional services rendered, other than as stated under the captions Audit Fees, Audit Related Fees, and Tax Fees.

  ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

  The following documents are filed as part of this report:

  Financial Statements and Financial Statement Schedules

  The financial statements are included in Item 8 of this Form 10-K.

  Exhibits Required by Item 601 of Regulation S-K

  Exhibit No. Description

  3.1 Certificate of Incorporation of Autovative Products, Inc..*

  3.2 By-laws of Autovative Products, Inc ..*

  10.1 Form 8-K/A Item 4.01. Changes in registrant's certifying accountant.**

  10.2 Form 8-K Item 4.01. Changes in registrant's certifying accountant.***

  5.01 Form 8-K Changes in Control (1-7-13)

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

  *** Filed as an exhibit to the Current Report on Form 8-K dated October 22, 2012 and filed on October 22, 2012 and incorporated herein by reference.

  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOVATIVE PRODUCTS, INC

Dated: April 15, 2013.	By:	/s/ Qasim Husain
Qasim Husain,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ Qasim Husain Qasim Husain	Director, President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	4-15-13.