Form 10-Q/A
period 2012-03-31
AUTOVATIVE PRODUCTS INC
filed 2013-04-16
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

The financial statements for December 31, 2011 and March 31, 2012 and the periods then ended are restated for corrections in the accruals for accounts receivable and sales and accounts payable and cost of sales.

AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
MARCH 31, 2012

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited) (restated)	(restated)

Assets

Current Assets
Cash	$8,382	$28,343
Accounts Receivable	1,352	17,875
Total Current Assets	9,734	46,218

Total Assets	$9,734	$46,218

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$3,535	$18,744
Accrued Income Tax Payable	13,357	13,357
Accrued Interest and Penalties	13,351	13,124
Total Current Liabilities	30,243	45,225

Total Liabilities	30,243	45,225

Stockholders' Equity

Common Stock $0.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	(51,650)	(32,148)
Total Stockholders' Equity	(20,509)	993

Total Liabilities And
Stockholders' Equity	$9,734	$46,218

See accompanying notes to condensed financial statements

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012 (restated)	For the Three Months Ended March 31, 2011 (restated)
Revenue

Sales	$5,583	$19,599
Service Income	6,000	12,000
Total Revenue	11,583	31,599
Cost of Goods Sold	4,256	11,088
Gross Income	7,327	20,511

Ordinary Income\Expenses
Depreciation	—	1,000
Amortization	—	1,072
Commissions	1,327	8,577
Advertising and Marketing	9,000	3,000
General & Administrative	2,525	11
Professional Fees	15,750	—

Total Expenses	28,602	13,660

Net Operating Income (Loss)	(21,275)	6,851

Interest Expense	227	—

Net Income (Loss)	$(21,502)	$6,851

Net Income (Loss) Per Share Basic and Diluted	$(0.00)	$0.00

Basic and Dilutive Weighted Average Shares Outstanding	8,585,977	8,585,977

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2012 (restated)	For the Three Months Ended March 31, 2011 (restated)
Cash Flows from Operating Activities
Net Income (Loss)	$(21,502)	$6,851

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	—	1,072
Depreciation Property and Equipment	—	1,000
Accounts Receivable	16,523	31,063
Accounts Payable and Accrued Liabilities	(14,982)	(27,211)

Net Cash Provided by (Used In) Operating Activities	(19,961)	12,775

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities	—	—

Increase (Decrease) in Cash	(19,961)	12,775

Cash at Beginning of the Quarter	28,343	1,045

Cash at End of Quarter	$8,382	$13,820

*For the Quarter at March 31 2012 and 2011, there were no payments for interest or taxes.

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012 and 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions as determined by Financial Accounting Standards Board Accounting Standards Codification ("FASB ASCÓ) 605-45-45, Overall Considerations of Reporting Revenue Gross as a Principal Versus Net as an Agent. We are primarily obligated in the transaction, subject to credit risk, have latitude in establishing prices and selecting suppliers, and risk of replacing lost shipments, therefore revenue is recorded at the gross sales price.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. The Company has not dilutive potential common shares, therefore diluted earnings per share computes to the same as basic earnings per share.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses totaling $9,000 for the quarter at March 31, 2012 and $3,000 for the quarter at March 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at that time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

SEASONAL VARIATIONS

FASB issued ASC 270-10-45-11 which states that revenues of certain entities are subject to material seasonal variations. To avoid the possibility that interim results with material seasonal variations may be taken as fairly indicative of the estimated results for a full fiscal year, such entities shall disclose the seasonal nature of their activities, and consider supplementing their interim reports with information for 12-month periods ended at the interim date for the current and preceding years. The Company's business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months; as can be seen in the following chart which depicts Sales and Expenses from January 1, 2011 through June 30, 2012 by quarter.

Quarter	Sales	Expenses
1-1-11 to 3-31-11	$31,599	$24,748
4-1-11 to 6-30-11	$20,556	$26,676
7-1-11 to 9-30-11	$12,780	$12,688
10-1-11 to 12-31-11	$55,756	$43,239
1-1-12 to 3-31-12	$11,583	$33,085

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

NOTE 2: PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF REPORTED NET INCOME

The previously issued financial statements for 2011 have been restated. Sales invoiced prior to the end of the year and paid in the following year and purchases shipped to customers in prior to year end and paid the following year were not reflected properly on the financial statements as required by Generally Accepted Accounting Principles. The effect of the correction is as follows:

December 31, 2011	As Previously Stated	As Corrected
Accounts Receivable:	$14,129	$17,875
Total Current Assets	42,472	46,218
Fixed Assets	1,071	-
Total Assets:	43,543	46,218
Liabilities	-	45,225
Accumulated Earnings (Deficit):	10,402	(32,148)
Total Liabilities and Retained Earnings:	43,543	46,218

Sales:	116,884	120,690
Total Income	116,884	120,690
Cost of Sales	56,624	46,544
General and Administrative Expenses	105,450	60,806
Other Expense	-	48,214
Net Loss Before Provision for Income Taxes	(45,190)	(34,874)
Net Loss	$(45,190)	$(34,874)

Net Loss Per Share	$(0.00)	$(0.00)

The previously issued financial statements for 2012 have been restated. Sales and cost of sales adjustments from the prior periods are reflected in the beginning balances and accruals for accounts receivable and accounts payable as of March 31, 2012 are now reflected in the March 31, 2012 financial statements as required by GAAP. The effect of the correction is as follows:

March 31, 2012	As Previously Stated	As Corrected
Accounts Receivable:	$-	$1,352
Total Current Assets	8,382	9,734
Total Assets:	8,382	9,734
Liabilities	2,183	30,243
Accumulated Earnings (Deficit):	(26,943)	(51,650)
Total Liabilities and Retained Earnings:	8,382	9,733

Sales:	13,977	11,583
Total Income	13,977	11,583
Cost of Sales	16,420	4,256
General and Administrative Expenses	34,901	28,602
Interest Expense	-	227
Net Loss	$(37,344)	$(21,502)

Net Loss Per Share	$(0.00)	$(0.00)

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

 Overhead Door Saver

The Overhead Door Saver was developed and is owned by OTW Enterprises LLC. We have contracted with OTW Enterprises LLC for the marketing and distribution rights. The Overhead Door Saver is manufactured from various steel parts. The mounting piece (which is bolted to the track of the overhead door) is a 3 inch steel flat bar which has three holes punched in it, and then is bent into a U shape. The rod which goes through the U support is made from hot-rolled ½' steel and has a 2'X2 ½' flat steel piece welded on one end. A 10' long engineered steel spring is placed over the rod and then inserted through the holes on the U support. A 2' long engineered steel spring is placed on the back end of the rod, with a bolt behind it welded to the rod. The assembled unit is then painted and baked (plated) to prevent rust and to assure a long-lasting product. Left-hand and right-hand units are produced, and both units are then bolted to the overhead door track, one on each side.

We have yet to make sales of the Overhead Door Saver. The unit is currently in a test phase by UPS.

Results of Operations

Net Sales

For the three months ended March, 31, 2012, the Company had $11,583 in sales compared to $31,599 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDEX and UPS. Design income also decreased from $12,000 to $6,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2012.

Gross Profit

Gross profit was $7,327 in the three months ending March, 31, 2012 compared to a $20,511 in the three month period ending March, 31, 2011, correlating to the decrease in sales.

Selling, General and Administrative Expenses

For the three months ended March 31, 2012, the Company had office and general expenses of $28,602 compared with $13,660 in 2011. The changes were primarily an increase in professional fees of $15,750.

Net Loss

For the three months ended March, 31, 2012, the Company had a net loss of $21,502 or $(0.00) per share, compared to the net income for the corresponding period to March, 31, 2011 of $6,851 or $0.00 per share. The increased loss was primarily due to increased marketing and professional fees expenditures for promotion and public reporting during the period ending March, 31, 2012.

The Company's' business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months as can be seen in the following chart which depicts Sales and Expenses from January 1, 2011 to June 30, 2012 by quarter.

Quarter	Sales	Expenses
1-1-11 to 3-31-11	$31,599	$24,748
4-1-11 to 6-30-11	$20,556	$26,676
7-1-11 to 9-30-11	$12,780	$12,688
10-1-11 to 12-31-11	$55,756	$43,239
1-1-12 to 3-31-12	$11,583	$33,085
4-1-12 to 6-30-12	$9,378	$7,513

Liquidity and Capital Resources

The Company had current assets including cash on hand of $8,382 and accounts receivable of $1,352 as at March, 31, 2012. The Company had a working capital deficit of ($20,509) as of March 31, 2012 Compared with working capital of $993 as of December 31, 2011. The revenues and expenses of the Company are highly seasonal and working capital varies throughout the year.

For the three months ended March 31, 2012 assets declined by $36,484 primarily due to the use of cash and accounts receivables to pay vendors and cost of sales during the three months ended March 31, 2012.

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

Application of Critical Accounting Policies

Revenue recognition

We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues from design services provided are recorded upon billing of completed services.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions as determined by Financial Accounting Standards Board Accounting Standards Codification ("FASB ASCÓ) 605-45-45, Overall Considerations of Reporting Revenue Gross as a Principal Versus Net as an Agent. We are primarily obligated in the transaction, subject to credit risk, have latitude in establishing prices and selecting suppliers, and risk of replacing lost shipments, therefore revenue is recorded at the gross sales price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

.   Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

‡	Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

‡	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of March 31, 2012.

Unremediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to issuance of the Company's December 31, 2011 and 2010 financial statements the Company's management identified an error related to 1) the proper recording of accounts receivable for sales, 2) the proper recording of accounts payable for cost of sales and commission, and 3) the reporting of income taxes, interest and penalties payable for taxes due from a prior year return. As a result, the Company has restated certain amounts in the accompanying financial statements to correct errors in previously reported amounts related to accounts receivables, accounts payables, and accrued expenses. This restatement affected the reported amounts of accounts receivables, current liabilities, and accumulated deficit. See Note (2) – Prior Period Adjustments and Restatement of Reported Net Income.

The Company concluded on November 19, 2012, to restate the Company's audited financial statements as of December 31, 2011 and for the year then ended (the "Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the accrual account adjustments for receivables and payables.

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

Item 4. Mine Safety Disclosures

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