Form 10-Q/A
period 2012-06-30
AUTOVATIVE PRODUCTS INC
filed 2013-04-16
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/ A

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

The financial statements for December 31, 2011 and June 30, 2012 and the periods then ended are restated for corrections in the accruals for accounts receivable and sales and accounts payable and cost of sales.

AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
JUNE 30, 2012

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(Unaudited) (restated)	(restated)

Assets

Current Assets
Cash	$8,899	$28,343
Accounts Receivable	867	17,875
Total Current Assets	9,766	46,218

Total Assets	$9,766	$46,218

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$1,730	$18,744
Accrued Income Tax Payable	13,357	13,357
Accrued Interest and Penalties	13,351	13,124
Total Current Liabilities	28,667	45,225

Total Liabilities	28,667	45,225

Stockholders' Equity

Common Stock $0.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	(52,042)	(32,148)
Total Stockholders' Equity	(18,901)	933

Total Liabilities And
Stockholders' Equity	$9,766	$46,218

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(restated)

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2012	2011	2012	2011
Revenue

Sales	$378	$2,156	$5,961	$21,755
Service Income	9,000	18,400	15,000	30,400
Total Income	9,378	20,556	20,961	52,155
Cost of Goods Sold	704	5,296	4,512	16,384
Gross Income	$9,160	15,260	16,449	35,771

Ordinary Income\Expenses
Depreciation	$—	1,000	—	2,142
Amortization	—	1,072	—	2,002
Commissions	122	908	1,449	9,485
Advertising and Marketing	—	12,200	9,000	15,200
General & Administrative	—	205	2,525	216
Professional Fees	7,163	5,995	22,913	5,995

Total Expenses	$7,285	21,380	35,887	35,040

Net Operating Income (Loss)	$1,875	(6,120)	(19,438)	731

Interest Expense	229	—	456	—

Net Income (Loss)	$1,608	$(6,120)	$(19,894)	$731

Net Income (Loss) Per Share, Basic and Diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted Average Shares Outstanding	8,585,977	8,585,977	8,585,977	8,585,977

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(restated)

                                                                                                Six Months Ended June 30

	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(19,894)	$731

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	—	2,144
Depreciation Property and Equipment	—	2,000
Accounts Payable and Accrued Liabilities	(16,558)	(27,211)
Accounts Receivable	17,008	31,063

Net Cash Provided by (Used In) Operating Activities	(19,444)	8,727

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities	—	—

Increase (Decrease) in Cash	(19,444)	8,727

Cash at Beginning of the Year	28,343	1,045

Cash at End of Quarter	$8,899	$9,772

*For the Quarter at June 30, 2012 and 2011, there were no payments for interest or taxes.

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012 and 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. The Company has no dilutive potential common shares, therefore diluted earnings per share computes to the same as basic earnings per share.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred $0 and $9,000 in advertising expenses for the three and six months ended June 30, 2012, respectively, and $8,500 and $23,700 for the three and six months ended June 30, 2011, respectively.

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

The previously issued financial statements for 2012 have been restated. Sales and cost of sales adjustments from the prior periods are reflected in the beginning balances and accruals for accounts receivable and accounts payable as of June 30, 2012 are now reflected in the June 30, 2012 financial statements and for the six month period ended June 30, 2012. The effect of the correction is as follows:

June 30, 2012	As Previously Stated	As Corrected
Accounts Receivable:	$-	$867
Total Current Assets	8,899	9,766
Total Assets:	8,899	9,766
Liabilities	2,183	28,667
Accumulated Earnings (Deficit):	(25,106)	(52,042)
Total Liabilities and Retained Earnings:	8,899	9,766

Sales:	23,840	20,961
Total Income	23,840	20,961
Cost of Sales	17,124	4,512
General and Administrative Expenses	42,224	35,887
Interest Expense	-	456
Net Loss	$(37,344)	$(21,502)

Net Loss Per Share	$(0.00)	$(0.00)

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

Results of Operations

Three months ended June 30, 2012

For the three months ended June 30, 2012, the Company had $9,378 in sales compared to $20,556 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDEX and UPS. As noted below, the business is highly seasonal and dependent upon weather conditions. Design income also decreased from $18,400 to $9,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2012.

For the three months ended June 30, 2012, the Company had general and administrative expenses of $7,285 compared with $21,380 in 2011. The changes were primarily a decrease in marketing expenses from $12,200 in 2011 to $0 in 2012 and depreciation and amortization was $2,072 in 2011 and $0 in 2012.

For the three months ended June 30, 2012, the Company had a net income of $1,608 or $0.00 per share, compared to the net loss for the period ended June 30, 2011 of $(6,120) or $(0.00) per share. The increased loss was primarily due to increased marketing expenses during the period ending June 30, 2011.

Six months ended June 30, 2012

For the six months ended June 30, 2012, the Company had $20,961 in sales compared to $52,155 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDEX and UPS. As noted below, the business is highly seasonal and dependent upon weather conditions. Design income also decreased from $30,400 to $15,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2012.

For the six months ended June 30, 2012, the Company had general and administrative expenses of $35,887 compared with $35,039 in 2011. The changes were primarily a decrease in marketing expenses from $15,200 in 2011 to $9,000 in 2012 and commissions from $9,485 in 2011 to $1,449 in 2012, offset by an increase in professional fees of $22,913 in 2012 from $5,995 in 2011. The changes were due to the Company focus on registering with the SEC and the requisite compliance costs associated with the audits and registration.

For the six months ended June 30, 2012, the Company had a net loss of $(19,894) or $(0.00) per share, compared to the net income for the period ended June 30, 2011 of $731 or $0.00 per share. The loss was primarily due to the increased professional fees associated with the audits and the public filings.

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

Liquidity and Capital Resources

The Company had current assets including cash on hand of $8,899 as at June 30, 2012. The Company also had a net income of $1,608 during the three months ended June 30, 2012 and a loss of ($36,343) for the six months for the same period. The Company had a working capital deficit of $(18,901) as of June 30, 2012 Compared with working capital of $933 as of December 31, 2011. The revenues and expenses of the Company are highly seasonal and working capital varies throughout the year.

For the six months ended June 30, 2012 assets declined by $36,452 primarily due to the use of cash and accounts receivables to pay vendors during the six months ended June 30, 2012.

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

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of June 30, 2012.

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