Form 10-Q/A
period 2012-09-30
AUTOVATIVE PRODUCTS INC
filed 2013-04-16
CIK 1487522

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

The financial statements for December 31, 2011 and September 30, 2012 and the periods then ended are restated for corrections in the accruals for accounts receivable and sales and accounts payable and cost of sales.

     AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
SEPTEMER 30, 2012

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited) (restated)	(restated)

Assets

Current Assets
Cash	$9,909	$28,343
Accounts Receivable	6,150	17,875
Total Current Assets	16,059	46,218

Total Assets	$16,059	$46,218

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$8,426	$18,744
Accrued Income Tax Payable	13,357	13,357
Accrued Interest and Penalties	13,813	13,124
Total Current Liabilities	35,596	45,225

Total Liabilities	35,596	45,225

Stockholders' Equity

Common Stock $0.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,586	8,586

Paid in Capital	24,555	24,555
Retained Earnings	(52,678)	(32,148)
Total Stockholders' Equity	(18,901)	933

Total Liabilities And
Stockholders' Equity	$16,059	$46,218

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(restated)

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
	2012	2011	2012	2011
Revenue

Sales	$6,696	$1,080	$12,657	$22,834
Service Income	1,000	11,700	16,000	42,100
Total Income	7,696	12,780	28,657	64,934
Cost of Goods Sold	5,104	800	9,616	17,184
Gross Income	$2,592	11,980	19,041	47,750

Ordinary Income\Expenses
Depreciation	$—	1,000	—	3,000
Amortization	—	1,072	—	3,216
Commissions	1,592	316	3,041	9,800
Advertising and Marketing	—	8,500	9,000	23,700
General & Administrative	3	—	2,528	216
Professional Fees	1,400	1,000	24,313	6,995

Total Expenses	$2,995	12,688	38,882	46,927

Net Operating Income (Loss)	$(403)	92	(19,841)	823

Interest Expense	233	—	689	—

Net Income (Loss)	$(636)	$92	$(20,530)	$823

Net Income (Loss) Per Share Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	8,585,977	8,585,977	8,585,977	8,585,977

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(restated)

                                                                                    Six Months Ended September 30

	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(20,530)	$823

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:

Amortization of Long Lived Asset	—	3,216
Depreciation Property and Equipment	—	3,000
Accounts Payable and Accrued Liabilities	(9,629)	(27,211)
Accounts Receivable	11,725	31,063

Net Cash Provided by (Used In) Operating Activities	(18,434)	10,891

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities	—	—

Increase (Decrease) in Cash	(18,434)	10,891

Cash at Beginning of the Year	28,343	1,045

Cash at End of Quarter	$9,909	$11,936

*For the Quarter at September 30, 2012 and 2011, there were no payments for interest or taxes.

See accompanying notes to condensed

financial statements

AUTOVATIVE PRODUCTS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended September 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred $0 and $9,000 in advertising expenses for the three and nine months ended September 30, 2012, respectively, and $8,500 and $23,700 for the three and nine months ended September 30, 2011, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at that time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

SEASONAL VARIATIONS

FASB issued ASC 270-10-45-11 which states that revenues of certain entities are subject to material seasonal variations. To avoid the possibility that interim results with material seasonal variations may be taken as fairly indicative of the estimated results for a full fiscal year, such entities shall disclose the seasonal nature of their activities, and consider supplementing their interim reports with information for 12-month periods ended at the interim date for the current and preceding years. The Company's business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months; as can be seen in the following chart which depicts Sales and Expenses from January 1, 2011 through September 30, 2012 by quarter.

Quarter	Sales	Expenses
1-1-11 to 3-31-11	$31,599	$24,748
4-1-11 to 6-30-11	$20,556	$26,676
7-1-11 to 9-30-11	$12,780	$12,688
10-1-11 to 12-31-11	$55,756	$43,239
1-1-12 to 3-31-12	$11,583	$33,085
4-1-12 to 6-30-12	$9,378	$7,513
7-1-12 to 9-30-12	$7,696	$3,228

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

The previously issued financial statements for 2012 have been restated. Sales and cost of sales adjustments from the prior periods are reflected in the beginning balances and accruals for accounts receivable and accounts payable as of September 30, 2012 are now reflected in the September 30, 2012 financial statements and for the nine month period ended September 30, 2012. The effect of the correction is as follows:

	As Previously Stated	As Corrected
Accounts Receivable:	$-	$6,150
Total Current Assets	9,909	16,059
Total Assets:	9,909	16,059
Liabilities	2,528	35,596
Accumulated Earnings (Deficit):	(25,760)	(52,678)
Total Liabilities and Retained Earnings:	9,909	16,059

Sales:	26,253	28,657
Total Income	26,253	28,657
Cost of Sales	18,788	9,616
General and Administrative Expenses	43,627	38,882
Interest Expense	-	689
Net Loss	$(36,162)	$(20,530)

Net Loss Per Share	$(0.00)	$(0.00)

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

Results of Operations

Three months ended September 30, 2012

For the three months ended September 30, 2012, the Company had $7,696 in sales compared to $12,780 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDEX and UPS. As noted below, the business is highly seasonal and dependent upon weather conditions. Design income also decreased from $11,700 to $1,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2012.

For the three months ended September 30, 2012, the Company had general and administrative expenses of $2,995 compared with $12,688 in 2011. The changes were primarily a decrease in marketing expenses from $8,500 in 2011 to $0 in 2012 and depreciation and amortization was $2,072 in 2011 and $0 in 2012.

For the three months ended September 30, 2012, the Company had a net loss of $(636) or $(0.00) per share, compared to the net income for the period ended September 30, 2011 of $92 or $0.00 per share. The lower revenues in 2012 were offset by the reduced expenses compared to the period ending September 30, 2011.

Nine months ended September 30, 2012

For the nine months ended September 30, 2012, the Company had $28,657 in sales compared to $64,934 for the corresponding period in 2011. The decrease in sales resulted from a decrease in orders from both FEDEX and UPS. As noted below, the business is highly seasonal and dependent upon weather conditions. Design income also decreased from $42,100 to $16,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, the Company had general and administrative expenses of $38,882 compared with $46,927 in 2011. The changes were primarily a decrease in marketing expenses from $23,700 in 2011 to $9,000 in 2012 and commissions from $9,800 in 2011 to $3,041 in 2012, offset by an increase in professional fees of $24,313 in 2012 from $6,995 in 2011. The changes were due to the Company focus on registering with the SEC and the requisite compliance costs associated with the audits and registration.

For the nine months ended September 30, 2012, the Company had a net loss of $(20,530) or $(0.00) per share, compared to the net income for the period ended September 30, 2011 of $823 or $0.00 per share. The loss was primarily due to the increased professional fees associated with the audits and the public filings.

The Company's' business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months as can be seen in the following chart which depicts Sales and Expenses from January 1, 2011 to September 30, 2012 by quarter.

Quarter	Sales	Expenses
1-1-11 to 3-31-11	$31,599	$24.748
4-1-11 to 6-30-11	$20,556	$26,676
7-1-11 to 9-30-11	$12,780	$12,688
10-1-11 to 12-31-11	$55,756	$43,239
1-1-12 to 3-31-12	$11,583	$33,085
4-1-12 to 6-30-12	$9,378	$7,513
7-1-12 to 9-30-12	$7,696	$3,228

Liquidity and Capital Resources

The Company had current assets including cash on hand of $9,909 as at September 30, 2012. The Company also had a net loss of $(636) during the three months ended September 30, 2012 and a loss of ($20,530) for the nine months ended September 30, 2012. The Company had a working capital deficit of $(18,901) as of September 30, 2012 Compared with working capital of $993 as of December 31, 2011. The revenues and expenses of the Company are highly seasonal and working capital varies throughout the year.

For the nine months ended September 30, 2012 assets declined by $30,159 primarily due to the use of cash and accounts receivables to pay vendors during the nine months ended September 30, 2012.

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

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of September 30, 2012.

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

AUTOVATIVE PRODUCTS, INC

Dated: April 12, 2013.	By:	/s/ David Funderburk
David Funderburk,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)