Form 10-Q
period 2013-03-31
AUTOVATIVE PRODUCTS INC
filed 2013-05-15
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

(Former address and telephone number of registrant’s principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2013
Common Stock, $0.001 par value per share	8,557,977 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March, 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AUTOVATIVE PRODUCTS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
MARCH 31, 2013

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

AUTOVATIVE PRODUCTS, INC

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$3,283	$1,774
Accounts Receivable	2,393	13,883
Total Current Assets	5,676	15,657

Total Assets	$5,676	$15,657

Liabilities And Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$5,331	$22,158
Accrued Income Tax Payable	—	13,357
Accrued Interest and Penalties	—	14,049
Total Current Liabilities	5,331	49,564

Total Liabilities	5,331	49,564

Stockholders’ Equity (Deficit)

Common Stock $.001 Par Value 25,000,000 Shares Authorized 8,557,977 shares issued and outstanding	8,558	8,558

Paid in Capital	58,858	24,583
Retained Earnings	(67,071)	(67,048)
Total Stockholders’ Equity (Deficit)	345	(33,907)

Total Liabilities And
Stockholders’ Equity (Deficit)	$5,676	$15,567

See accompanying notes to condensed financial statements.

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Revenue

Sales	$8,396	$5,583
Service Income	—	6,000
Total Revenue	8,396	11,583
Cost of Goods Sold	6,400	4,256
Gross Income	1,996	7,327

Ordinary Income\Expenses
Commissions	1,996	1,327
Advertising and Marketing	—	9,000
General & Administrative	23	2,525
Professional Fees	—	15,750

Total Expenses	2,019	28,602

Net Operating Loss	(23)	(21,275)

Interest Expense	—	227

Net Loss	$(23)	$(21,502)

Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	8,558,977	8,585,977

See accompanying notes to condensed

financial statements.

AUTOVATIVE PRODUCTS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Net Loss	$(23)	$(21,502)

Adjustments to Reconcile Net Loss To Net Cash (Used In) Operating Activities:

Accounts Payable	(16,827)	(15,209)
Accounts Receivable	11,490	16,523
Accrued Tax Expense	(13,357)	—
Accrued Interest and Penalties	(14,049)	227

Net Cash (Used In) Operating Activities	(32,766)	(19,961)

Cash Flows From Investing Activities

Net Cash Provided by (Used In) Investing Activities	—	—

Cash Flows from Financing Activities
Additional Paid In Capital	34,275	—

Net Cash Provided by Financing Activities	34,275	—

Increase (Decrease) in Cash	1,509	(19,961)

Cash at Beginning of the Period	1,774	28,343

Cash at End of the Period	$3,283	$8,382

*For the Quarter at March 31 2013 and 2012, there were no payments for interest or taxes.

See accompanying notes to condensed

financial statements.

AUTOVATIVE PRODUCTS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended March 31, 2013 and 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

EARNINGS PER SHARE

Earnings per share is calculated in accordance with the FASB ASC Topic 260, Earnings Per Share specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses totaling $0 for the quarter ended March 31, 2013 and $3,000 for the quarter ended March 31, 2012.

SEASONAL VARIATIONS

FASB issued ASC 270-10-45-11 which states that revenues of certain entities are subject to material seasonal variations. To avoid the possibility that interim results with material seasonal variations may be taken as fairly indicative of the estimated results for a full fiscal year, such entities shall disclose the seasonal nature of their activities, and consider supplementing their interim reports with information for 12-month periods ended at the interim date for the current and preceding years. The Company’s business is seasonal; as it sells its Portable tow-truck mats almost exclusively to the UPS trucking fleet currently which is heavily used in winter conditions and substantially less in the spring through fall months.

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

NOTE 2. ACCRUED TAXES AND ACCRUED INTEREST AND PENALTIES

In January of 2013 the Company’s accrued tax expense of $13,357, accrued interest and penalties expense of $11,951, and professional fees of $8,275 were paid by David Funderburk the company’s previous CEO. The payments are treated as additional paid in capital, as the former officer is not to be repaid for the payments made by him.

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

We have continued to have positive response from both FedEx and UPS regarding the Portable Tow Truck. We have no ongoing contract for the sale of the product to any Company, inclusive of FedEx and UPS yet both Companies combined make up 100% of our sales of The Portable Tow Truck as they continue to return to purchase the Portable Tow Truck.

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

Results of Operations

Net Sales

For the three months ended March 31, 2013, the Company had $8,396 in sales compared to $5,583 for the three months ended March 31, 2012. The increase in sales resulted from an increase in orders from both FedEx and UPS. There were no consulting fees in 2013 compared to $6,000 for the three months ended March 31, 2012 as the officer that performs the consulting services allocated time to other issues.

Gross Profit

Gross profit was $1,996 in the three months ending March 31, 2013 compared to a $7,327 in the three month period ending March 31, 2012, correlating to the loss of consulting revenue.

Selling, General and Administrative Expenses

For the three months ended March 31, 2013, the Company had office and general expenses of $2,019 compared with $28,602 in 2012. The changes were primarily a decrease in professional fees (which were incurred in the second quarter of 2013) from $15,750 in 2012 to $0 in 2013 and a reduction of advertising expenses from $9,000 in 2012 to $0 in 2013 as the Company underwent a change in control of a majority of its shares.

Net Loss

For the three months ended March 31, 2013, the Company had a net loss of $23 or $(0.00) per share, compared to the net loss for the three months ended March 31, 2012 of $21,502 or $(0.00) per share. The decreased loss was primarily due to decreased marketing and professional fees expenditures for promotion and public reporting during the period ending March 31, 2013.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $3,283 and accounts receivable of $2,393 as of March 31, 2013. The Company had a working capital of $345 as of March 31, 2013 compared with a working capital deficit of $33,907 as of December 31, 2012. The revenues and expenses of the Company are highly seasonal and working capital varies throughout the year.

At three months ended March 31, 2013 assets declined by $9,981 primarily due to the use of cash and accounts receivables to pay vendors and cost of sales during the three months ended March 31, 2013.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

.   Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

‡	Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

‡	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of March 31, 2013.

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

The Company restated the Company’s reviewed financial statements as of March 31, 2012 for the three months then ended (the “Restatement”) to correct errors in previously reported amounts. The Restatement reflects the following adjustments related to the accrual account adjustments for receivables and payables.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to the fiscal year ended December 31, 2011. On December 28, 2012, a consultant to the Company who has expertise in public company financial reporting compliance, was appointed to process proper accrual accounting to the books and records of the Company, in assistance to the President in the financial process of the Company. The process to proper accrual accounting is expected to be complete in the second quarter of 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-k

8-k        1/7/2013            Item 5.01.          Changes in Control of Registrant.

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

AUTOVATIVE PRODUCTS, INC

Dated: May 15, 2013	By:	/s/ Qasim Husain, MD
Qasim Husain, MD
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)