Form 10-Q
period 2013-06-30
GlassesOff Inc.
filed 2013-08-14
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 333-175212

GLASSESOFF INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-4574088
(State of Incorporation)	(I.R.S. Employer Identification No.)

35 Jabotinski St. POB 126

Ramat Gan 52511

Israel

Telephone 607-765-0967

(Address and telephone number of registrant's principal executive offices and principal place of business)

AUTOVATIVE PRODUCTS INC.

167 Penn Street, Washington Boro, Pennsylvania 17582

607-765-0967

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
Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock, $0.001 par value per share	8,557,977 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GLASSESOFF INC.

(FORMERLY AUTOVATIVE PRODUCTS INC. )
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2013

(Unaudited – Prepared by Management)

PART 1: FINANCIAL INFORMATION

GLASSESOFF INC.

(FORMERLY AUTOVATIVE PRODUCTS, INC.)

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(audited)

Assets

Current Assets
Cash	$1,155	$1,774
Accounts Receivable	273	13,883
Total Current Assets	1,428	15,657

Total Assets	$1,428	$15,657

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$1,088	$22,158
Accrued Income Tax Payable	—	13,357
Accrued Interest and Penalties	—	14,049
Total Current Liabilities	1,088	49,564

Total Liabilities	1,088	49,564

Stockholders’ Equity (Deficit)

Common Stock $0.001 Par Value 25,000,000 Shares Authorized 8,585,977 shares issued and outstanding	8,558	8,558

Paid in Capital	68,639	24,583
Retained Earnings	(76,857)	(67,048)
Total Stockholders’ Equity (Deficit)	340	(33,907)

Total Liabilities And
Stockholders' Equity (Deficit)	$1,428	$15,657

See accompanying notes to condensed

financial statements.

GLASSESOFF INC.

(FORMERLY AUTOVATIVE PRODUCTS, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended   Six Months Ended

                                                               June 30

	2013	2012	2013	2012
Revenue

Sales	$816	$378	$9,212	$5,961
Service Income	—	9,000	—	15,000
Total Revenue	816	9,378	9,212	20,961
Cost of Goods Sold	544	704	6,944	4,512
Gross Profit	$272	9,160	2,268	16,449

Selling, General and Administrative Expenses
Depreciation	$—	1,000	—	2,142
Amortization	—	1,072	—	2,002
Commissions	272	122	2,268	1,449
Advertising and Marketing	—	12,200	—	9,000
General & Administrative	5	205	28	2,525
Professional Fees	9,781	7,163	9,781	22,913

Total Operating Expenses	$10,058	7,285	12,077	35,887

Net Operating Income (Loss)	$(9,786)	1,875	(9,809)	(19,438)

Interest Expense	—	229	—	456

Net Income (Loss)	$(9,786)	$1,608	$(9,809)	$(19,894)

Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	8,557,977	8,585,977	8,557,977	8,585,977

See accompanying notes to condensed

financial statements.

 GLASSESOFF INC.

(FORMERLY AUTOVATIVE PRODUCTS, INC)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Six Months Ended June 30

	2013	2012
Cash Flows from Operating Activities
Net (Loss)	$(9,809)	$(19,894)

Adjustments to Reconcile Net Loss To Net Cash Used In Operating Activities:

Amortization of Long Lived Asset	—	2,144
Depreciation Property and Equipment	—	2,000
Accounts Receivable	13,610	17,008
Accounts Payable and Accrued Liabilities	(21,070)	(16,558)
Accrued Tax Expense	(13,357)	—
Accrued Interest and Penalties	(14,049)	—

Net Cash Used In Operating Activities	(44,675)	(19,444)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities

Capital Contributed to Pay Expenses	44,056	—

Net Cash Flows from Financing Activities	44,056	9,781

Decrease in Cash	(619)	(19,444)

Cash at Beginning of the Year	1,774	28,343

Cash at End of Quarter	$1,155	$8,899

*For the Quarter at June 30, 2013 and 2012, there were no payments for interest or taxes.

See accompanying notes to condensed

financial statements.

 GLASSESOFF INC.

(FORMERLY AUTOVATIVE PRODUCTS INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013 and 2012

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred $0 and $0 in advertising expenses for the three and six months ended June 30, 2013, respectively, and $00 and $9,000 for the three and six months ended June 30, 2012, respectively.

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

NOTE 2: ACCRUED TAXES AND ACCRUED INTEREST AND PENALTIES

In the six months ended June 30, 2013 the Company's accrued tax expense of $14,049, accrued interest and penalties expense of $11,951, and professional fees of $18,056 were paid by David Funderburk the company's previous CEO. The payments are treated as additional paid in capital, as the former officer is not to be repaid for the payments made by him.

NOTE 3: SUBSEQUENT EVENTS

On June 26, 2013, Autovative Products, Inc., a Nevada corporation ("Autovative", "GlassesOff", the "Company" or "we", "our" or "us"), entered into that certain Agreement and Plan of Merger (the "Original Merger Agreement"), as amended by that certain First Amendment to the Original Merger Agreement, dated as of July 2, 2013 (the "Amendment" and, together with the Original Merger Agreement, the "Merger Agreement"), by and among the Company, Ucansi Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Ucansi Inc., a Delaware corporation ("Ucansi"). Pursuant to the Merger Agreement, on July 30, 2013 (the "Closing Date"), Merger Sub merged with and into Ucansi (the "Merger"), with Ucansi surviving the merger as our wholly owned subsidiary. Upon consummation of the Merger, we changed our name from Autovative Products, Inc. to GlassesOff Inc.

Pursuant to the Merger Agreement, all shares of Ucansi's common and preferred stock that were issued and outstanding immediately preceding the Merger were converted into the right to receive an aggregate of approximately 40,000,000 shares of our common stock, par value $0.001 per share ("Common Stock"), after giving effect to a 7.5-for-1 forward split of our Common Stock (the "Forward Split"). Following the Merger, Ucansi's former stockholders hold approximately 80% of our issued and outstanding Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, we assumed all of Ucansi's options and warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor options and warrants to acquire approximately 9,019,872 shares and 7,523,504 shares of Common Stock, respectively, in each case after giving effect to the Forward Split. None of the shares of Common Stock, warrants, options or shares of Common Stock issuable upon exercise of such warrants and options issued by us in connection with the Merger (collectively, the "Merger Securities") have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. We issued the Merger Securities in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Persons acquiring Merger Securities represented to us that they were "accredited investors" as defined in Rule 501(a) under the Securities Act and that the Merger Securities were being acquired for investment purposes.

Additionally, on the Closing Date, we consummated a private placement (the "Private Placement") in connection with which we entered into subscription agreements (each, a "Subscription Agreement") with certain private investors (the "Investors"), pursuant to which the Investors purchased an aggregate of 2,490,000 units (each, a "Unit"), for a purchase price in cash of $1.25 per Unit, each of which comprised one share of Common Stock and one five-year warrant (each, a "Warrant") to purchase one share of Common Stock at an exercise price of $1.25 per share (each, a "Warrant Share"). Before expenses, we received an aggregate of approximately $3,112,500 in gross proceeds from the issuance of the Units. We issued the Units, including the underlying Common Stock, Warrants and Warrant Shares (collectively, the "Private Placement Securities") in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. The Investors represented to the Company that they were "accredited investors" as defined in Rule 501(a) under the Act and that the Shares were being acquired for investment purposes.

Both we and Ucansi have incurred customary transaction-related costs in connection with the Merger. The consolidation effected by the Merger will be accounted for as a reverse acquisition wherein Ucansi will be treated as the acquirer for accounting purposes as it has acquired control of the combined enterprise.

On or about December 31, 2012, we contributed all of the operations, assets and liabilities of our historical business, generally comprising the distribution and development of automotive parts (the "Legacy Business"), to a newly-formed wholly owned subsidiary, Autovative Technologies, Inc. ("Autovative Tech"). On May 23, 2013, we entered into a spin-off agreement (the "Spin-Off Agreement") with our former Chairman of the Board and Chief Executive Officer, David Funderburk, pursuant to which, effective on the Closing Date, we sold, assigned, transferred and conveyed to Mr. Funderburk all of the issued and outstanding capital stock of Autovative Tech, in exchange for which Mr. Funderburk has agreed to indemnify us for, and hold us harmless from, any and all losses and liabilities arising out of, or relating to, the Legacy Business. We refer to the foregoing as the "Split-Off".

In connection with the Merger, our Board of Directors and holders of in excess of a majority of our issued and outstanding Common Stock (the "Majority Holders") voted to amended our Articles of Incorporation (the "Amended and Restated Articles") to (i) increase our capitalization to provide for the issuance of up to 200,000,000 shares of our Common Stock and up to 20,000,000 shares of "blank check" preferred stock, par value $0.001 per share, and (ii) change our name from Autovative Products, Inc. to "GlassesOff Inc." In connection with our name change, we expect that our Common Stock, which is currently traded on the OTCBB and the OTCQB under the symbol "ATVP", will soon trade under a new symbol. Also in connection with the Merger, our Board of Directors amended and restated our bylaws (the "Amended and Restated Bylaws").

The Majority Holders approved the Amended and Restated Articles pursuant to a written consent. An aggregate of 7,080,555 votes were cast "for" the Amended and Restated Articles, no votes were cast "against" the Amended and Restated Articles, and there were no abstentions or broker non-votes.

Effective upon consummation of the Merger: (i) the board increased the number of seats on the board from one to four; (ii) in accordance with our bylaws, Mr. Qasim Husain, MD, the sole director, appointed Mess' rs. Novik, Madar and Shaffir and Prof. Polat to fill the vacancies created by the increase in number of seats on our board; and (iii) Dr. Husain resigned as a director. Each of the new directors will hold office until the earlier of the next annual meeting of stockholders and the election and qualification of their successors or their earlier death, resignation or removal. Additionally, effective upon consummation of the Merger, Dr. Qasim resigned as Chief Executive Officer and our Board of Directors appointed the following persons to serve in the offices set forth across from their names:

Name	Title
Nimrod Madar, M.B.A.	President and Chief Executive Officer
Uri Polat, Ph.D.	Chief Scientific Officer
Ram Shaffir	Chief Technology Officer
Steve Schaeffer, CPA	Chief Financial Officer

Upon execution of the new officer agreements on the Closing Date, the Company granted Dr. Polat and Messrs. Madar and Shaffir options to purchase 350,000, 150,000 and 50,000 shares of Common Stock, respectively, at an exercise price of $1.25 per share, which options will vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. In addition the Company granted Messrs. Madar and Shaffir 200,000 and 300,000 shares, respectively, of restricted Common Stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

Upon appointment as Chairman of the Board at the Closing Date, the Company granted Mr. Novik 300,000 shares of restricted Common Stock, which vest in substantially equal monthly installments over a period of 12 months from the date of grant. In addition, we granted Mr. Novik an option to purchase 150,000 shares of Common Stock at an exercise price equal to $1.25 per share, which option vests in substantially equal monthly installments over a period of 12 months from the date of grant.

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

On July 30, 2013 the Company closed the Original Merger Agreement ("Merger Agreement") with the shareholders of Ucansi, Inc.'s ("Ucansi") shareholders where the Ucansi former shareholders will.hold approximately 80%of the issued and outstanding stock. Pursuant to the Merger Agreement, Autovative Tech, a wholly owned subsidiary containing the prior operations of the Company, was sold, assigned, transferred and conveyed to the prior officer of the Company.

Also on July 30, 2013, the State of Nevada approved the Company's Certificate of Amendment to the Articles of Incorporation, which increased it's capitalization to 200,000,000 shares of $0.001 par value Common Stock and 20,000,000 shares of $0.001 par value Preferred Stock. The name of the Company was changed to GlassesOff, Inc. ("GlassesOff").

Products and Technology

GlassesOff was originally incorporated on February 5, 2007, under the laws of the state of Delaware, under the name Eyekon Inc. and, in April 2008, GlassesOff changed its name to Ucansi Inc. In July 2007, GlassesOff formed EYEKON BLUE WHITE LTD., a wholly owned Israeli subsidiary focusing on development and commercialization of next-generation software applications for reading improvement based on GlassesOff's proprietary intellectual property. In August 2007, EYEKON BLUE WHITE LTD. changed its name to EYEKON E.R.D. LTD.

GlassesOff is a development stage healthcare software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving near vision sharpness, by improving the image processing function in the visual cortex of the brain. GlassesOff expects to deliver its products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad), and which are scheduled to be offered on Android and Windows Phone platforms.

Prior Products

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

Results of Operations

Net Sales

For the three and six months ended June 30, 2013, respectively, the Company had $816 and $9,212 in sales compared to $378 and $5,961 for the three and six months ended June 30, 2012. The changes in sales resulted from fluctuations in orders from both FedEx and UPS. The Company had no design service income in 2013 compared to $9,000 and $15,000 for the three and six months ended June 30, 2012.

Gross Profit

For the three and six months ended June 30, 2013, respectively, gross profit was $272 and 2,268 compared to a $9,160 and $16,449 for the three and six months ended June 30, 2012, respectively, correlating to the loss of consulting revenue.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2013, respectively, the Company had office and general expenses of $5 and $28 compared with $205 and $2,525 for the three and six months ended June 30, 2012, respectively. The changes were primarily a decrease in professional fees from $7,163 and $22,913 for the three and six months ended June 30, 2012, respectively, to $9,781 and $9,781 for the three and six months ended June 30, 2013 as the Company underwent a change in control of a majority of its shares.

Net Loss

For the three and six months ended June 30, 2013, respectively, the Company had a net loss of $9,786 and $9,809 or $(0.00) per share, compared to the net profit for the three months ended June 30, 2012 of $1,608 and net loss for the six months ended June 30, 2012 of $19,894 or $(0.00) per share. The decreased loss was primarily due to decreased marketing and professional fees expenditures for promotion and public reporting during the period ending June 30, 2013.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $1,428 as at June 30, 2013. The Company also had a net loss of $9,786 during the three months ended June 30, 2013 and a loss of $9,809 for the six months for the same period. The revenues and expenses of the Company are highly seasonal and working capital varies throughout the year as the majority of orders placed for the Company's Portable tow Truck are during the fall and winter months.

For the six months ended June 30, 2013 assets declined by $ 14,229 primarily due to the use of cash and accounts receivables to pay vendors during the six months ended June 30, 2013.

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

Autovative Product's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and concluded that these controls and procedures were not effective as of June 30, 2013.

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

13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information/Subsequent Events

On June 26, 2013, Autovative Products, Inc., a Nevada corporation ("Autovative", "GlassesOff", the "Company" or "we", "our" or "us"), entered into that certain Agreement and Plan of Merger (the "Original Merger Agreement"), as amended by that certain First Amendment to the Original Merger Agreement, dated as of July 2, 2013 (the "Amendment" and, together with the Original Merger Agreement, the "Merger Agreement"), by and among the Company, Ucansi Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Ucansi Inc., a Delaware corporation ("Ucansi"). Pursuant to the Merger Agreement, on July 30, 2013 (the "Closing Date"), Merger Sub merged with and into Ucansi (the "Merger"), with Ucansi surviving the merger as our wholly owned subsidiary. Upon consummation of the Merger, we changed our name from Autovative Products, Inc. to GlassesOff Inc.

Pursuant to the Merger Agreement, all shares of Ucansi's common and preferred stock that were issued and outstanding immediately preceding the Merger were converted into the right to receive an aggregate of approximately 40,000,000 shares of our common stock, par value $0.001 per share ("Common Stock"), after giving effect to a 7.5-for-1 forward split of our Common Stock (the "Forward Split"). Following the Merger, Ucansi's former stockholders hold approximately 80% of our issued and outstanding Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, we assumed all of Ucansi's options and warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor options and warrants to acquire approximately 9,019,872 shares and 7,523,504 shares of Common Stock, respectively, in each case after giving effect to the Forward Split. None of the shares of Common Stock, warrants, options or shares of Common Stock issuable upon exercise of such warrants and options issued by us in connection with the Merger (collectively, the "Merger Securities") have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. We issued the Merger Securities in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Persons acquiring Merger Securities represented to us that they were "accredited investors" as defined in Rule 501(a) under the Securities Act and that the Merger Securities were being acquired for investment purposes.

Additionally, on the Closing Date, we consummated a private placement (the "Private Placement") in connection with which we entered into subscription agreements (each, a "Subscription Agreement") with certain private investors (the "Investors"), pursuant to which the Investors purchased an aggregate of 2,490,000 units (each, a "Unit"), for a purchase price in cash of $1.25 per Unit, each of which comprised one share of Common Stock and one five-year warrant (each, a "Warrant") to purchase one share of Common Stock at an exercise price of $1.25 per share (each, a "Warrant Share"). Before expenses, we received an aggregate of approximately $3,112,500 in gross proceeds from the issuance of the Units. We issued the Units, including the underlying Common Stock, Warrants and Warrant Shares (collectively, the "Private Placement Securities") in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. The Investors represented to the Company that they were "accredited investors" as defined in Rule 501(a) under the Act and that the Shares were being acquired for investment purposes.

Both we and Ucansi have incurred customary transaction-related costs in connection with the Merger. The consolidation effected by the Merger will be accounted for as a reverse acquisition wherein Ucansi will be treated as the acquirer for accounting purposes as it has acquired control of the combined enterprise.

On or about December 31, 2012, we contributed all of the operations, assets and liabilities of our historical business, generally comprising the distribution and development of automotive parts (the "Legacy Business"), to a newly-formed wholly owned subsidiary, Autovative Technologies, Inc. ("Autovative Tech"). On May 23, 2013, we entered into a spin-off agreement (the "Spin-Off Agreement") with our former Chairman of the Board and Chief Executive Officer, David Funderburk, pursuant to which, effective on the Closing Date, we sold, assigned, transferred and conveyed to Mr. Funderburk all of the issued and outstanding capital stock of Autovative Tech, in exchange for which Mr. Funderburk has agreed to indemnify us for, and hold us harmless from, any and all losses and liabilities arising out of, or relating to, the Legacy Business. We refer to the foregoing as the "Split-Off".

In connection with the Merger, our Board of Directors and holders of in excess of a majority of our issued and outstanding Common Stock (the "Majority Holders") voted to amended our Articles of Incorporation (the "Amended and Restated Articles") to (i) increase our capitalization to provide for the issuance of up to 200,000,000 shares of our Common Stock and up to 20,000,000 shares of "blank check" preferred stock, par value $0.001 per share, and (ii) change our name from Autovative Products, Inc. to "GlassesOff Inc." In connection with our name change, we expect that our Common Stock, which is currently traded on the OTCBB and the OTCQB under the symbol "ATVP", will soon trade under a new symbol. Also in connection with the Merger, our Board of Directors amended and restated our bylaws (the "Amended and Restated Bylaws").

The Majority Holders approved the Amended and Restated Articles pursuant to a written consent. An aggregate of 7,080,555 votes were cast "for" the Amended and Restated Articles, no votes were cast "against" the Amended and Restated Articles, and there were no abstentions or broker non-votes.

Effective upon consummation of the Merger: (i) the board increased the number of seats on the board from one to four; (ii) in accordance with our bylaws, Mr. Qasim Husain, MD, the sole director, appointed Mess' rs. Novik, Madar and Shaffir and Prof. Polat to fill the vacancies created by the increase in number of seats on our board; and (iii) Dr. Husain resigned as a director. Each of the new directors will hold office until the earlier of the next annual meeting of stockholders and the election and qualification of their successors or their earlier death, resignation or removal. Additionally, effective upon consummation of the Merger, Dr. Qasim resigned as Chief Executive Officer and our Board of Directors appointed the following persons to serve in the offices set forth across from their names:

Name	Title
Nimrod Madar, M.B.A.	President and Chief Executive Officer
Uri Polat, Ph.D.	Chief Scientific Officer
Ram Shaffir	Chief Technology Officer
Steve Schaeffer, CPA	Chief Financial Officer

Upon execution of the new officer agreements on the Closing Date, the Company granted Dr. Polat and Messrs. Madar and Shaffir options to purchase 350,000, 150,000 and 50,000 shares of Common Stock, respectively, at an exercise price of $1.25 per share, which options will vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. In addition the Company granted Messrs. Madar and Shaffir 200,000 and 300,000 shares, respectively, of restricted Common Stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

Upon appointment as Chairman of the Board at the Closing Date, the Company granted Mr. Novik 300,000 shares of restricted Common Stock, which vest in substantially equal monthly installments over a period of 12 months from the date of grant. In addition, we granted Mr. Novik an option to purchase 150,000 shares of Common Stock at an exercise price equal to $1.25 per share, which option vests in substantially equal monthly installments over a period of 12 months from the date of grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

8-k        1/7/2013                    ITEM 5.01.        Changes in Control of Registrant.

8-k        7/2/2013               ITEM 1.01         Entry Into a Material Definitive Agreement.

ITEM 3.02         Unregistered Sales of Equity Securities.

ITEM 9.01         Financial Statements and Exhibits

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

GLASSESOFF INC. (FORMERLY AUTOVATIVE PRODUCTS, INC.)

Dated: August 14, 2013.	By:	/s/ Nimrod Madar
Nimrod Madar ,
President, (Principal Executive Officer)