Form 10-Q
period 2013-09-30
GlassesOff Inc.
filed 2013-11-14
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:     333-175212

GlassesOff Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

35 Jabotinski St. POB 126
Ramat Gan, Israel	52511
(Address of principal executive	(Zip Code)
offices)

(855) 393-7243
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2013, there were 53,290,000 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I           FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,437	$779
Accounts receivable	144	11
Total Current Assets	2,581	790

Long-Term Assets:
Property and equipment, net	41	46
Long-term prepaid expenses	13	2
Restricted cash	21	20
Total Long-Term Assets	75	68

Total Assets	$2,656	$858

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$76	$48
Related parties payable	298	168
Accrued expenses and other liabilities	249	108
Total Current Liabilities	623	324

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital - Common shares of $0.001 par value per share 200,000,000 shares of common stock authorized; 53,290,000 and 28,499,993 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	53	28
Preferred stock of $0.001 par value per share 20,000,000 shares of preferred stock authorized; 0 and 11,782,997 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	12
Additional paid-in capital	12,133	8,616
(Deficit) accumulated during the development stage	(10,153)	(8,122)
Total Shareholders' Equity	2,033	534

Total Liabilities and Shareholders' Equity	$2,656	$858

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

  U.S. DOLLARS IN THOUSANDS

  (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period of
					February 5, 2007
					(date of
					inception)
	For the three months ended		For the nine months ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses:
In-process research and development	-	-	-	-	(1,427)
Research and development	(353)	(259)	(1,043)	(1,942)	(5,986)
Sales and marketing	(166)	-	(246)	-	(246)
General and administrative	(310)	(72)	(738)	(931)	(2,446)
Total operating expenses	(829)	(331)	(2,027)	(2,873)	(10,105)

Operating (loss)	(829)	(331)	(2,027)	(2,873)	(10,105)

Financial (expense), income net	(5)	(29)	(4)	(13)	(48)

Net (loss)	$(834)	$(360)	$(2,031)	$(2,886)	$(10,153)

(Loss) per share (basic & diluted)	$(0.02)	$(0.01)	$(0.05)	$(0.08)

Weighted average number of shares outstanding	48,396,657	36,903,945	42,744,627	36,676,536

The accompanying notes are an integral part of the unaudited consolidated financial statements.

  GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period of
			February 5, 2007
			(date of inception)
	For the nine months ended		through September
	September 30,		30,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(2,031)	$(2,886)	$(10,153)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	15	13	79
In-process research and development	-	-	1,427
Stock-based compensation related to employees and nonemployees	674	1,934	2,919
Decrease (increase) in accounts receivable and prepaid expenses	(144)	5	(157)
Increase (decrease) in trade payables	28	(1)	76
Increase in related parties payables	130	37	298
Decrease (increase) in restricted cash	3	-	3
Liability in respect of employees severance payment	-	(13)	-
Increase (decrease) in accrued expenses and other liabilities	141	(37)	249
Net cash (used in) operating activities	(1,184)	(948)	(5,259)

Cash flows from investing activities
Purchase of property and equipment	(10)	(2)	(120)
Assets held for employees’ severance payment	-	4	-
Investment in deposits	(4)	2	(25)
Net cash (used in) provided by investing activities	(14)	4	(145)

Cash flows from financing activities
Proceeds from issuance of preferred stock	-	800	4,631
Proceeds from issuance of common stock and warrants, net	2,856	-	3,210
Net cash provided by financing activities	2,856	800	7,841

Increase (decrease) in cash and cash equivalents	1,658	(144)	2,437
Cash and cash equivalents at the beginning of the period	779	436	-

Cash and cash equivalents at the end of the period	$2,437	$292	$2,437

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Period of
				February 5, 2007
				(date of inception)
	For the nine months ended			through
	September 30,			September 30,
	2013		2012	2013
Non cash transactions:
Issuance of common stock in acquisition of in-process research and development		$-	$-	$1,427
Exchange of redeemable preferred stock with non-redeemable preferred stock		$-	$-	$1,117
Preferred stock converted into common stock		$12	$-	$12
Common stock issued in reverse acquisition		$10	$-	$10
Common stock issues for exercise of warrants	$	*	$-	$ *

Additional information:

Cash paid for income taxes		$-	$-	$-

Cash paid for interest expense		$-	$-	$-

*  Less than one thousand

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 -	GENERAL

a.	GlassesOff Inc. (the “Company”) formerly named "Autovative Products, Inc.", was formed on December 8, 2004 under the laws of the State of Nevada.

On June 26, 2013, the Company entered into an Agreement and Plan of Merger with Ucansi Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Ucansi Inc., a Delaware corporation (“Ucansi”). Pursuant to the Merger Agreement, on July 30, 2013 (the “Closing Date”), Merger Sub merged with and into Ucansi (the “Merger”), with Ucansi surviving the Merger as the Company's wholly owned subsidiary. Upon consummation of the Merger, the Company changed its name from Autovative Products, Inc. to GlassesOff Inc.

The Merger has been accounted for as a reverse acquisition under the purchase method of accounting in accordance with ASC Topic 805 “Business Combinations”. The combination of the two companies is recorded as a recapitalization pursuant to which Ucansi is treated as the continuing entity.

These consolidated financial statements following the reverse acquisition are under the name of the legal parent GlassesOff Inc. but reflect the financial statements of Ucansi retroactively adjusted to reflect GlassesOff Inc.'s legal capital.

The Company is a development stage healthcare software technology company, utilizing patented technology to develop consumer-oriented software applications for improving near vision sharpness, by improving the image processing function in the visual cortex of the brain. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd, formerly named Eyekon Blue White Ltd.

b.
The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $10,153 through September 30, 2013. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations through the issuance of its capital stock, including through private placements and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for long-term development.

On July 30, 2013 the Company consummated a private placement in which the Company received an aggregate of approximately $3,113 in gross proceeds. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least twelve months with no need for additional fundraising.

c.	The Company’s product for reading improvement is currently in beta testing phase.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with Ucansi’s audited financial statements for the year ended December 31, 2012 and the notes thereto filled as an Exhibit to the Company’s Report on Form 8-K filed with the SEC on August 5, 2013.

b.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ucansi and Eyekon E.R.D. Ltd.
Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that were excluded from calculations for the three and nine months ended September 30, 2013 and 2012 were 18,778,280, 10,802,579, 17,263,339, and 9,724,997 respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(834)	$(360)	$(2,031)	$(2,886)
Less: accumulated dividend on preferred stock	-	(32)	-	(94)
	$(834)	$(392)	$(2,031)	$(2,980)
Number of shares used in per share computation:
Common Stock	44,557,155	28,136,775	33,650,187	28,136,775
Series A Preferred Stock	3,839,502	8,767,171	9,094,440	8,539,761
	48,396,657	36,903,946	42,744,627	36,676,536

Basic & Diluted net (loss) per share	$(0.02)	$(0.01)	$(0.05)	$(0.08)

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Series A Preferred Stock holders participated in dividends with Common Stock holders and were therefore included in the computation of basic EPS. All Series A preferred stock ceased to exist upon consummation of the Merger on the Closing Date.

d.	Fair value measurements:

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

– Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
– Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

– Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,437	$2,437	$-	$-
Restricted cash	21	21	-	-
Total assets at fair value, net	$2,458	$2,458	$-	$-

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$779	$779	$-	$-
Restricted cash	20	20	-	-
Total assets at fair value, net	$799	$799	$-	$-

e.	Recent accounting pronouncements:

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on its consolidated results of operation and financial condition.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

e.	Recent accounting pronouncements: (continued)

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 is effective for the first quarter of 2013 and affects disclosures only. The adoption of ASU 2013-02 did not have a material impact on its consolidated results of operation and financial condition.

In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (“ASU 2013-11”). The amendments contained in ASU 2013-11 provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with limited exceptions. The amendments contained in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

There were various other updates recently issued. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - ACOUNTS RECEIVABLE

	September 30,	December 31
	2013	2012
Israeli government authorities	$27	$11
Prepaid expenses	117	-
	$144	$11

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	September 30,	December 31
	2013	2012
Cost:
Office furniture and equipment	$19	$18
Computers and electronic equipment	63	54
Laboratory equipment	31	31
Leasehold improvements	7	7
	120	110

Accumulated depreciation:
Office furniture and equipment	7	6
Computers and electronic equipment	49	41
Laboratory equipment	21	15
Leasehold improvements	2	2
	79	64
Depreciated cost	$41	$46

Depreciation expenses for the three and nine months ended September 30, 2013 and 2012 and for the period of February 5, 2007 (inception date) through September 30, 2013 were $4, $4, $15, $13 and $79, respectively.

NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	December 31,
	2013	2012
Employees and payroll accruals	$133	$77
Accrued expenses	116	29
Other	-	2
	$249	$108

  GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCK OPTION PLANS

a.
Upon the closing of the Merger, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”). The number of shares of Common Stock authorized for issuance under the Equity Incentive Plan is 14,000,000 shares.

Options granted under the Equity Incentive Plans and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

The Company assumed all of Ucansi’s options that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor options to acquire approximately 9,019,872 shares of the Company's Common Stock in terms similar to the terms of Ucansi's options.

The Company accounts for employees’ and directors’ stock-based compensation in accordance with ASC 718, "Share-Based Payment". ASC 718 requires companies to estimate the fair value of equity-based payment awards at the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

The Company recognizes compensation expenses for the value of awards granted based on the straight line method over the requisite service period, net of estimated forfeitures.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees. The Company has accounted for these grants under the fair value method of ASC 505-50, estimated using the Black-Scholes Merton option-pricing model.

b.
The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the consolidated statements of operations:

					Period of February 5, 2007
	For the three months		For the nine months		(date of inception) through
	ended September 30,		ended September 30,		September 30,
	2013	2012	2013	2012	2013
Research & development	$68	$42	$244	$1,212	$1,729
Sales and marketing	41	-	41	-	41
General & administrative	57	2	271	724	1,031
Total	$166	$44	$556	$1,936	$2,801

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the nine months ended September 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	5,101,084	$0.00
Issued	-	-
Outstanding at September 30, 2013	5,101,084	$0.00
Options exercisable at September 30, 2013	4,693,193	$0.00

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through September 30, 2013 was $85, which is expected to be recognized over a weighted average period of 2.03 years.

 GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the nine months ended September 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	3,872,953	$0.04
Issued	163,948	$0.00
Forfeited	(118,113)	$0.00
Outstanding at September 30, 2013	3,918,788	$0.04
Options exercisable at September 30, 2013	3,774,906	$0.03

The total unrecognized estimated compensation cost related to non-employees’ non-vested stock options granted through September 30, 2013 was $27, which is expected to be recognized over a weighted average period of 0.82 year.

NOTE 6 - STOCK OPTION PLANS (continued)

The options outstanding as of September 30, 2013 have been separated by exercise prices as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$0.001	8,444,347	7.95	8,036,455
$0.240	575,525	6.73	431,644
	9,019,872		8,468,099

NOTE 7 - WARRANTS

Pursuant to the Merger Agreement, the Company assumed all of Ucansi's warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor warrants to acquire approximately 7,523,504 shares of Common Stock.

The following is a summary of the warrants granted as of September 30, 2013:
	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2013	7,603,719	$0.91	4.83
Issued	2,490,000	$1.25	4.83
Exercised	(80,215)	$0.49	4.83
Outstanding at September 30, 2013	10,013,504	$0.99	4.83

NOTE 8 -     COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases, as of September 30, 2013, are as follows:

Period ended September 30,
2014	25
Total	$25

NOTE 9 -    STOCK CAPITAL

a.
Pursuant to the Merger as described in Note 1a., the capital structure of the Company has changed, and such change has been given retroactive treatment in the Company's balance sheets. Pursuant to the Merger Agreement, all shares of Ucansi’s common and preferred stock that were issued and outstanding immediately preceding the Merger were converted into the right to receive an aggregate of approximately 40,000,000 shares of Common Stock after giving effect to a 7.5-for-1 forward split (effected as a stock dividend).

b.	Restricted Shares

Upon the closing of the Merger, the Company entered into new employment and consulting agreements with its executive officers, pursuant to which the Company granted Messrs. Madar and Shaffir 200,000 and 300,000 shares, respectively, of restricted Common Stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

Upon appointment as Chairman of the Board, the Company granted Mr. Novik 300,000 shares of restricted Common Stock, which vest in substantially equal monthly installments over a period of 12 months from the date of grant.

The total unrecognized estimated compensation cost related to non-vested restricted stock granted through September 30, 2013 was $794, which is expected to be recognized over a weighted average period of 1.33 year.

NOTE 10 -    FINANCIAL (EXPENSES) INCOME, NET

					Period from February 5, 2007
	For the three months ended		For the nine months ended		(date of inception)
	September 30,		September 30,		to September 30,
	2013	2013	2013	2012	2013
Financial income	$3	$-	$5	$-	$11
Financial (expenses) and bank fees	(2)	(1)	(2)	(1)	(12)
Exchange rate differences gain (loss)	(6)	(28)	(7)	(12)	(47)
	$(5)	$(29)	$(4)	$(13)	$(48)

NOTE 11 - SUBSEQUENT EVENTS

On October 28, 2013, the Company filed with the SEC a Registration Statement on Form S-1, registering for resale by the selling stockholders named therein an aggregate of 53,303,534 shares of Common Stock, which number includes 10,013,504 shares of Common Stock issuable upon exercise of warrants.

On November 3, 2013, the Board of Directors (the “Board”) of the Company appointed Sasson Darwish to the Board to serve as its Vice Chairman. Upon his appointment, the Board granted Mr. Darwish options to purchase 350,000 shares of Common Stock, vesting in equal increments on the first, second, third and fourth anniversaries of the date of grant. The Board granted such options under the Equity Incentive Plans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to, the factors contained in “Part II — Other Information, Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q, as updated by our subsequently filed Forms 10-Q or other documents we file with the SEC.  We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

The discussion and analysis of GlassesOff’s financial condition and results of operations are based on GlassesOff’s financial statements, which GlassesOff has prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires GlassesOff to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, GlassesOff evaluates such estimates and judgments, including those described in greater detail below. GlassesOff bases its estimates on historical experience and on various other factors that GlassesOff believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Business

GlassesOff is a development stage healthcare software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving near vision sharpness, by improving the image processing function in the visual cortex of the brain.  GlassesOff expects to deliver its products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad), and which are planned to be offered on additional platforms, as Android and Windows Phone.

Plan of Operation

During 2013, GlassesOff intends to complete the development of the first commercial version of its consumer-oriented software applications for improving near vision sharpness, for the iOS platform which we have recently submitted to Apple for review, and start marketing the product to end consumers via Apple’s App Store. During 2013, GlassesOff plans to launch marketing and public relations campaigns, aiming to increase the awareness to its product and recruit customers.  Additionally, GlassesOff plans to participate in various conferences and conventions around the world to further expose its product and technology to professional audience and potentially form business partnerships.

In November 2013, GlassesOff began designing its product offering for the Android platform and expects to start the development project before the end of the year.

GlassesOff is not planning any major purchase or sale of equipment in 2013, but it expects that employee headcount will increase as GlassesOff prepares for the commercial launch of its first product.

Critical Accounting Estimates and Policies

The financial statements have been prepared in accordance with GAAP. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis are:

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

Financial statements in U.S. dollars: The functional currency of GlassesOff is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which GlassesOff has operated and expects to continue to operate in the foreseeable future. The majority of Eyekon E.R.D. Ltd.’s operations are currently conducted in Israel, and most of the Israeli expenses are currently paid in New Israeli Shekels (“NIS”); however, the subsidiary’s operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company’s funding. Therefore, the currency which is used in operating, financing and investing activities, including loans and equity transactions, is U.S. dollars.

Accordingly, the functional and reporting currency of GlassesOff is the U.S. dollar. Monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of consolidation: The consolidated financial statements include the accounts of GlassesOff, Ucansi, GlassesOff’s wholly owned subsidiary, and Eyekon E.R.D. Ltd., Ucansi’s wholly owned subsidiary. Intercompany transactions and balances, have been eliminated upon consolidation.

Cash equivalents: For purposes of reporting within the statement of cash flows, GlassesOff considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Concentrations of credit risk: Financial instruments that potentially subject GlassesOff and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in Israel and in the U.S. Such deposits in Israel and the U.S. are not insured. Management believes that the financial institutions that hold GlassesOff’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. GlassesOff has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or any other hedging arrangements.

(Loss) per share: Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding options, warrants and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Revenue

GlassesOff has not generated any revenue since its inception on February 5, 2007. To date, GlassesOff has funded its operations through the sale of equity securities. If GlassesOff successfully commercializes its products, then it could generate revenue from sales of its products.

Revenue, if ever generated, will be recognized in accordance with ASC 605-10-S99, “Revenue Recognition”.  GlassesOff will recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Research and Development Expenses

GlassesOff expects its R&D expenses to increase as it continues to develop its products. R&D expenses consist of:

•	internal costs associated with R&D activities;
•	personnel-related expenses, including salaries and stock-based compensation expenses, benefits, travel, and related costs for the personnel involved in the R&D;
•
internal and external costs associated with scientific studies, to include payment to investigators and labs participating in the studies (potentially acquiring equipment required for such studies) and payment to subjects for participating in the subject;

•	outsource services associated with R&D activities; and
•	facilities and other expenses, which include expenses for rent and maintenance of facilities.

GlassesOff expects its R&D expenditures to increase most significantly in the near future in connection with the development efforts for new devices, new operating systems and potentially new product applications. GlassesOff intends to continue to hire new employees in R&D in order to meet its operation goals and expedite the development of new product versions for the iOS platform, introduce a new product version for a new platform and potentially start working on new products. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product. For the nine months ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, GlassesOff incurred R&D expenses in the aggregate of $1,043,000, $1,942,000 and $5,986,000, respectively. The decrease in research and development expenses for the nine month period ended September 30, 2013 as compared to the 2012 period was primarily due to stock-based compensation expenses of $282,000 in the 2013 period as compared to $1,212,000 in 2012.

For the three months ended September 30, 2013 and 2012, GlassesOff incurred R&D expenses in the aggregate of $353,000 and $259,000, respectively. The increase in R&D expenses for the three month period ended September 30, 2013 as compared to the 2012 period was primarily due to stock-based compensation expenses of $106,000 in the 2013 period as compared to $42,000 in 2012.

The successful development of GlassesOff’s products is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, GlassesOff cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from GlassesOff’s product and development efforts. This is due to the numerous risks and uncertainties associated with the launch of its first product and the lack of operational experience associated with it, GlassesOff’s dependency on a single product and a single distribution channel, as well as potential future regulatory requirements.

GlassesOff’s expenditures are subject to additional uncertainties, including the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services.  For the nine month periods ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, GlassesOff incurred sales and marketing expenses of $246,000, $0 and $246,000, respectively. The increase for the nine month period ended September 30, 2013 as compared to the 2012 period resulted primarily from an increase in GlassesOff’s marketing efforts as it moves toward commercialization of its initial product.

For the three month periods ended September 30, 2013 and 2012, GlassesOff incurred sales and marketing expenses of $166,000 and $0, respectively. The increase for the three month period ended September 30, 2013 as compared to the 2012 period resulted primarily from an increase in GlassesOff’s marketing efforts as it moves toward commercialization of its initial product.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses, for persons serving in GlassesOff’s executive and administration functions. Other general and administrative expenses includes facility-related costs not otherwise included in research and development expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its general and administrative expenses will increase as it adds additional personnel. For the nine month periods ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, GlassesOff incurred general and administrative expenses of $738,000, $931,000 and $2,446,000, respectively. The decrease for the nine month period ended September 30, 2013 as compared to the 2012 period resulted primarily from stock-based compensation on options granted to employees and directors of $352,000 in 2013 as compared to $724,000 in 2012, an increase in salaries paid to employees of $168,000 in 2013 as compared to $122,000 in 2012 and an increase in professional services expenses of $133,000 in 2013 as compared to $15,000 in 2012.

For the three month periods ended September 30, 2013 and 2012, GlassesOff incurred general and administrative expenses of $310,000  and $72,000, respectively. The increase for the three month period ended September 30, 2013 as compared to the 2012 period resulted primarily from stock-based compensation on options granted to employees and directors of $57,000 in 2013 as compared to $2,000 in 2012 and from restricted shares granted to employee and director of $81,000 compared to $0 in 2012.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the GlassesOff’s cash and cash equivalents;
•	bank fees and commissions; and
•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the nine month periods ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, GlassesOff incurred net financial expenses of $4,000, $13,000 and $ 48,000, respectively. Financial expenses for the nine month period ended September 30, 2013 decreased as compared to the 2012 period primarily due to currency fluctuations of the New Israeli Shekel.

For the three month periods ended September 30, 2013 and, GlassesOff incurred net financial expenses of $5,000 and $ 29,000, respectively. Financial expenses for the three month period ended September 30, 2013 decreased as compared to the 2012 period primarily due to currency fluctuations of the New Israeli Shekel.

Stock-based Compensation

GlassesOff’s stock-based compensation expenses with respect to employees are recorded according to ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under GlassesOff’s stock plans, based on estimated fair values.

ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in GlassesOff’s consolidated statement of operations.

GlassesOff applies ASC 505-50, “Equity Based Payments to Non Employees”, with respect to options issued to non-employees.

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton OPM. For the nine month periods ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, GlassesOff’s stock-based compensation expenses were $674,000, $1,934,000 and $2,919,000, respectively.  Stock-based compensation expenses for the nine months ended September 30, 2013 decreased as compared to the 2012 period primarily due to 7,038,684 stock options granted to employees and non-employees in 2012, compared to 163,948 stock options granted to non-employees and 800,000 restricted shares granted to employee and non-employees in 2013.

For the three month periods ended September 30, 2013 and 2012, GlassesOff’s stock-based compensation expenses were $286,000 and $44,000, respectively. Stock-based compensation expenses for the three months ended September 30, 2013 increased as compared to the 2012 period primarily due to 800,000 restricted shares granted to employee and non-employees in 2013.

Cash Flows

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, net cash used in operations was $1,184,000, $948,000 and $5,259,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses. The increase in cash used in operating activities for the nine months ended September 30, 2013 as compared to 2012 period resulted primarily from the hiring of sales department employees.

For the nine months ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, net cash (used in) provided by investing activities was $(14,000), $4,000 and $(145,000), respectively. The increase in cash used in investing activities for the nine month period ended September 30, 2013 as compared to 2012 period resulted primarily from the purchase of property and equipment in 2013 and the release of a portion of GlassesOff’s severance pay fund in 2012 in connection with a termination of employment.

For the nine months ended September 30, 2013 and 2012 and for the period from February 5, 2007 (inception date) through September 30, 2013, net cash provided by financing activities was $2,856,000, $800,000 and $7,841,000, respectively. The increase in cash provided by financing activities for the nine month period ended September 30, 2013 as compared to the 2012 period resulted primarily from GlassesOff’s issuance and sale of 2,490,000 shares of common stock and warrants to purchase 2,490,000 shares of common stock during the 2013 period as compared to the issuance and sale of 1,227,786 shares of preferred stock during 2012.

Liquidity and Capital Resources

GlassesOff expects to incur losses from operations for the foreseeable future. GlassesOff expects to incur increasing R&D expenses, including expenses related to the hiring of personnel and outsource services. GlassesOff expects that general and administrative expenses will also increase as it expands its finance and administrative staff and adds infrastructure. GlassesOff also expects that sales & marketing expenses will increase significantly in connection with its anticipated product launch. GlassesOff’s future capital requirements will depend on a number of factors, including the continued progress of its R&D of its current product and potential products and the total average cost of customer acquisition, comprising initial acquisition and customer retention costs.

GlassesOff believes that its existing cash and cash equivalents will be sufficient to enable it to fund operating expenses and capital expenditure requirements at least until September 30, 2014. GlassesOff’s future capital requirements will depend on many factors, including investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new product candidates. Furthermore, the ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff does not anticipate that it will generate significant product revenues during 2013.  GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that GlassesOff’s capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. GlassesOff currently does not have any commitments for future external funding. GlassesOff may need to raise additional funds more quickly if one or more of its assumptions proves to be incorrect or if it chooses to expand product development efforts more rapidly than presently anticipated, and GlassesOff may decide to raise additional funds even before its needs such funds if the conditions for raising capital are favorable. GlassesOff may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to GlassesOff’s stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject GlassesOff to covenants that restrict its operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, GlassesOff may be required to delay, reduce the scope of or eliminate its R&D programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require it to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation has had a material effect on its results of operations for the three and nine month periods ended September 30, 2013 or 2012.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on its results of operations for the three and nine month periods ended September 30, 2013 or 2012. GlassesOff does not purchase forward contracts or engage in other hedging arrangements to hedge against foreign exchange fluctuations.

Off-Balance Sheet Arrangements

GlassesOff has no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner.  As previously reported, on July 30, 2013, we consummated our acquisition of Ucansi Inc. (“Ucansi”) in a reverse acquisition, pursuant to which we adopted Ucansi’s system of disclosure controls and procedures.  As a private company prior to the acquisition, Ucansi’s system of disclosure controls and procedures was inadequate for a public reporting company, and our management promptly began upgrading our newly-adopted system of disclosure controls and procedures.  Our Principal Executive Officer and Principal Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on such evaluation, concluded that the system was not yet operating effectively as of such date.  We continue to diligently work on the implementation of our upgraded system of disclosure controls and procedures in order to remediate the deficiencies that existed as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
Except as described above with respect to our acquisition of Ucansi, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1A.      Risk Factors.

You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our Common Stock could decline.

Risks related to our Company and our Business

We have a limited operating history, and we do not expect to become profitable in the near future.

We are a development stage vision improvement software solutions company with a limited operating history. We are not profitable and have incurred losses since our inception. We have not generated any operating revenue since our inception, and we continue to incur R&D and general and administrative expenses related to our operations. We expect to incur losses for the foreseeable future. If our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company operating in a market with regulatory issues and where the need for market acceptance of our products is uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any products or technologies. We will not be successful unless GlassesOff™ and any other products we develop, if any, gain market acceptance. The degree of market acceptance of our products will depend on a number of factors, including:

•      the competitive landscape; and

•      the adequacy and success of distribution, sales and marketing efforts.

Physicians, users, thirty-party payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products or products incorporating our technologies. As a result, we are unable to predict the extent of future losses or the time required to achieve profitability, if at all. Even if we successfully develop one or more products that incorporate our technologies, we may not become profitable.

Our future potential products in our application pipeline are in the early development stages and may never be commercially successful.

Our future potential products in our application pipeline are either at very early stages of product development or pre-definition and may never be developed or commercialized. The progress and results of any future products are uncertain, and may result in a failure to develop additional effective products.  Even if we successfully complete our products development they may not be commercially successful due to, among other things, low users’ acceptance or criticism by clinicians and other third-party opinion leaders. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.

We do not control our expected distribution channel, and changes in such channel could impair our ability to distribute our products and adversely impact our financial performance.

We expect that the main distribution channel for our applications will be via popular application stores, such as Apple’s App store and Google market.  We do not control these application stores, and the owners of such stores can change various parameters, such as increasing fees or requiring additional product safeguards, any of which could have an adverse impact on our financial performance and our ability to distribute our products.

We expect to initially distribute our first product, GlassesOffTM via Apple’s App Store, which requires that Apple accept GlassesOffTM for inclusion in the App Store, and Apple’s failure to accept GlassesOffTM for inclusion in the App Store, or Apple’s delay in including GlassesOffTM in the App Store, could adversely impact our financial performance and market acceptance of our product.

Apple requires that developers, such as us, to comply with numerous guidelines and satisfy various conditions before Apple will accept an application for inclusion in its App Store.  We have recently submitted our application to Apple for review, and we are currently in the evaluation process. We cannot assure you that Apple will accept GlassesOffTM, or any of our other future products, for inclusion in the App Store, and Apple’s failure to accept GlassesOffTM for inclusion in the App Store, or Apple’s delay in including GlassesOffTM in the App Store, could materially and adversely affect or financial performance and market acceptance of our product.

It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

Our future capital requirements will depend on many factors, including the progress and results of our product testing, the timing and outcome of regulatory review of our products (should some of our products require regulatory approval), the number and development requirements of other products that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of our products, we are unable to reasonably estimate the amounts of increased capital outlays and operating expenditures that our business will require.  It is likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•      product testing;

•      R&D of new products;

•      pursuing growth opportunities, including more rapid expansion;

•      acquiring complementary businesses;

•      making capital improvements to improve our infrastructure;

•      hiring qualified management and key employees;

•      responding to competitive pressures;

•      complying with regulatory requirements; and

•      maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our Common Stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business, and we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our technology, and we will be unable to develop and commercialize our products and technologies.

Our present and future capital requirements depend on many factors, including:

•	future revenues and profits generated from the expected launch of our first product;

•	the level of R&D investment required to develop our products, and maintain and improve our patented technology position;

•	the costs of product development for research and at commercial scale;

•	the results of testing, which can be unpredictable;

•	changes in product development plans needed to address any difficulties that may arise in development or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners and the terms of these agreements;

•	the costs of investigating patents that might block us from developing potential products;

•	the costs of recruiting and retaining qualified personnel;

•	the time and costs involved in obtaining regulatory approvals should such be required;

•	the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license complementary technologies.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

We are highly dependent on our executive officers and other key management and technical personnel.  Our failure to retain our Chief Scientific Officer, Dr. Uri Polat, or any other key management and technical personnel could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel, among others, to market our products and to continue to develop enhanced releases of our products. We presently do not maintain “key person” life insurance policies on any of our personnel.

Our success also depends on our ability to attract, retain and motivate personnel required for the development, maintenance and expansion of our activities. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We have entered into non-competition agreements with our key employees. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. and Israeli law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We do not currently have sales, marketing or distribution capabilities, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

If we are unable to develop sales, marketing, customer relationship management and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our products. We do not currently have internal sales, marketing or distribution capabilities. In order to successfully commercialize any of our products, we must either internally develop sales, marketing, customer relationship management and distribution capabilities or make arrangements with third parties to perform these services.

If we do not develop a skilled marketing and sales force and supporting customer relationship management, we will be unable to market any of our products directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms, and we may not be able to do so. In addition, any third-party arrangements we are able to enter into may result in lower revenues than we could achieve by directly marketing and selling our potential products.

We may suffer losses from product liability claims if our products cause harm to patients.

Any of our products could potentially cause adverse events. These reactions may not be observed during testing, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our products ineffective or harmful in some patients, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

In addition, potential adverse events caused by our products could lead to product liability lawsuits. If professional liability and/or product liability lawsuits are successfully brought against us, we may incur substantial losses and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, marketing and sale of brain training software products. We may not be able to avoid product liability claims. Product liability insurance for our products and products in development is generally expensive, if available at all. We do not currently have sufficient product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected.

Failure by our customers to use our products correctly could result in limited efficacy and customer dissatisfaction, which could have a material adverse effect on our business and results of operations.

Improper use of our products or failure by users to comply with the requirements for the correct use of our products could result in reduced product efficacy.  The following, among other things, may result in reduced product efficacy:

•	failure to comply with the required vision improvement protocol, such as session frequency and minimal number of sessions;

•	use of the application not in accordance with instructions;

•	use of the application by several users using the same user account on the same device;

•	use of the application by several users using the same user account on different devices;

•	use of the application by a single users on different devices;

•	use of the application under environmental conditions with extreme variation between training sessions;

•	use of the application without wearing the optical correction for far distance for users with significant refractive errors for far distance; and

•	use of the application while using medication, alcohol or any other chemical substance that affect vision, the ability to concentrate, attention, motor functions, etc.

Reduced product efficacy could result in customer dissatisfaction and reduced product sales, which could have a material adverse effect on our business and results of operations.

Regulatory requirements may have an adverse effect on our business and results of operations.

Healthcare is heavily regulated by the federal government and by state and local governments.  The federal laws and regulations affecting healthcare change constantly thereby increasing the uncertainty and risk associated with any healthcare-related venture, including our business.

The federal government regulates healthcare through various agencies, including but not limited to the following:  (i) the Food and Drug Administration (the “FDA”), which administers the Food, Drug, and Cosmetic Act (the “FD&C Act”), and (ii) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).  We do not envision seeking third-party coverage from any government healthcare program (e.g., Medicare, Medicaid, TriCare) or any private healthcare program, and therefore we believe that we will not be subject to regulation by certain other federal healthcare agencies such as the Centers for Medicare & Medicaid Services, Health and Human Services Office of Inspector General or the Department of Defense.

FDA

The FDA regulates medical devices.  A “medical device” is as an article, including software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals (a “device”).  See FD&C Act § 201(h).  We do not believe that our product is subject to FDA regulation as a medical device.  However, there is a risk that the FDA may disagree with our assessment and conclude that it is in fact a device subject to FDA regulation.  If such were to occur, the FDA may, among other things, order us to cease marketing the product until the product satisfies FDA’s regulatory regime and controls.

The regulatory requirements that would apply if our product were deemed to be a medical device would depend on the level of risk to the patient or user of the device.  There are three categories of medical devices based on risk: Class I, which is the lowest risk, Class II, and Class III, which is the highest risk.

Generally speaking, companies that manufacture Class I medical devices must register with the FDA and list their product. They must also comply with quality system regulations. These regulations require companies manufacturing Class I medical devices to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, such companies are required to comply with various FDA and other agency requirements for labeling and promotion and managing product complaints, which, in certain instances, requires notifying the FDA.

In addition to the Class I requirements, manufacturers of Class II products, generally, need to receive an FDA “clearance” which permits commercial distribution of that device for its intended use.  The FDA will “clear” a product if it finds it is substantially equivalent to a similar legally marketed device. If clinical trial data are required to support the 510(k) submission, then these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the United States.  The FDA review process for 510(k) submissions should take on average about 90 days, but it can and usually takes substantially longer and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States.  The agency could condition clearance on our narrowing the intended uses the device so that it may no longer be commercially feasible to market.  Additionally, there may be special controls what apply to the development of a Class II product, including FDA guidance documents and recognized standards relevant to the product (“Special Controls”).

Class III manufacturers must comply with the Class I requirements and, in some instances, Special Controls.  In addition, manufacturers of Class III medical devices need to get approval from the FDA before marketing their device, which we refer to as pre-market approval (“PMA”).  The PMA process is a more comprehensive approval process and requires the FDA to find there is reasonable assurance the device is safe and effective for its intended use.  The manufacturer must submit a pre-market approval (PMA) application, which contains, among other things, clinical trial data, which was obtained in compliance with IDE regulations.  Clinical trials associated with a Class III device are typically more complex than those of a Class II product.  The PMA process also takes substantially longer than the 510(k) process.

The FDA may inspect the manufacturer’s facilities and, upon the occurrence of certain events, have the power to withdraw the clearance or require changes to a device, its manufacturing process, or its labeling or additional proof that regulatory requirements have been met.  The FDA can also seize the device, ban its importation into the United States, or restrict is distribution, issue warning letters, untitled letters, impose civil or criminal penalties, fines, and injunctions, criminally prosecute a company for violations of the FD&C Act, decline to clear or approve modifications to the device, or take other regulatory action against such company.

Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.  HIPAA directly regulates “covered entities” (healthcare providers, insurers and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information.  All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information.  It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that we, based on our current business model, would be a business associate.  Nevertheless, we may be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit.  If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties and this could adversely affect our ability to market our device.  If we are deemed to be a Vendor, under the HITECH Act, then we will be obligated to adopt various security measures.  We may also be subject to state and foreign privacy laws under which breaches could lead to substantial fines and liability.

If we acquire or license additional technology or products, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

We may acquire or license additional products and technologies. Any product or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive testing and, potentially, approval by the FDA and applicable foreign regulatory authorities, if any. All products are prone to risks of failure, including the possibility that the product or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product that we develop based on acquired or licensed technology that is granted regulatory approval will be produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired products could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

Furthermore, proposing, negotiating and implementing an economically viable acquisition or license can be a lengthy, costly and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of products and/or technologies. We may not be able to acquire the rights to alternative products and/or technologies on terms that we find acceptable, or at all. Our failure to acquire or license alternative products and/or technologies could have a material adverse effect on our business, prospects and financial condition.

We may not be able to successfully grow and expand our business.

We may not be able to successfully expand. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

We may encounter difficulties in managing our growth, which could increase our losses.

We may experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could materially increase. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth or result in ineffective growth.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors.

We are a holding company that depends on cash flows from our wholly owned subsidiaries to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries. Accordingly, all our operations are conducted by EYEKON E.R.D. LTD, our indirect wholly owned subsidiary. We currently expect that the earnings and cash flow of EYEKON E.R.D. LTD will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our Common Stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. Our failure to properly maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. In addition, such failure may cause us to suffer violations of the U.S. federal securities laws to the extent we are unable to maintain effective internal controls. Any such loss of confidence or violations would have a negative effect on the trading price of our Common Stock.

Potential political, economic and military instability in the State of Israel, where key members of our senior management and our R&D facilities are located, may adversely affect our results of operations.

We maintain office and R&D facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, as recently as November 2012. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. We believe that if conditions would require relocation of our offices to the U.S. we could do so within few weeks, ongoing and revived hostilities or other Israeli political or economic factors could potentially have a short-term negative effect on our operations and product development and may have a short-term negative effect to our revenues.

Recent disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

In the past few years, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all. As a result of the current volatile and unpredictable global economic situation, our business could be severely adversely affected.

Risks Related to Our Intellectual Property

We license certain technology from RevitalVision LLC, and we could lose our rights to this license if a dispute with RevitalVision LLC arises or if we fail to comply with the financial and other terms of the license.

In July 2011, we licensed intellectual property from a RevitalVision LLC (the “License Agreement”).  Pursuant to the License Agreement, we have obtained a worldwide, nonexclusive, irrevocable, transferable, sub licensable through multiple tiers, license to the field of vision improvement software applications limited to near-vision deficiencies and reading improvement. Our current product and future products are partly based on the intellectual property licensed under the License Agreement.  RevitalVision LLC may terminate the License Agreement if we are in material breach of its terms and cannot cure such breach, which termination would have a material adverse effect on our business, prospects and results of operations.

The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technologies, intellectual property, licensing agreements, products and business. Legal standards relating to the validity and scope of claims in the field of brain training based vision improvement technologies may still evolve. Therefore, the degree of future protection for our proprietary rights in our core technologies and any products that might be made using these technologies is also uncertain. The risks and uncertainties that we face with respect to our existing and future patents and other proprietary rights include the following:

•	while the patents we license have been issued, some are pending and may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in foreign countries;

•	any patents that are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents licensed or issued to us or our customers;

•	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

•	other companies may design around technologies we have licensed or developed; and

•	enforcement of patents is complex, uncertain and expensive.

We cannot be certain that patents will be issued as a result of any of our pending applications, and we cannot be certain that any of our issued patents, whether issued pursuant to our pending applications or licensed from a third party, will give us adequate protection from competing products. For example, issued patents, including the patents licensed from RevitalVision LLC, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

Costly litigation may be necessary to protect our intellectual property rights, and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our proprietary rights, or if we are found to infringe the rights of others, we may be in breach of our License Agreement.

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our products, technologies or other matters.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach;

•	our trade secrets or proprietary know-how will otherwise become known; or

•	our competitors will independently develop similar technology or proprietary information.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent law outside the United States is in some cases different than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships.

Certain of our intellectual property rights are currently licensed from a third party, and, in the future, we may license intellectual property from other key strategic partners. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable to defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Industry

We are potentially subject to government regulations, and we may experience delays in obtaining required regulatory approvals, if required, to market our proposed products.

Various aspects of our operations are or may become subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming, expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory clearance, approval, limitations in regulatory approval and withdrawals of regulatory approval, if any are required, may have a negative impact on our results. If we experience significant delays in testing or approvals, our product development costs, or our ability to license products, will increase. If we are required or seek FDA regulatory clearance or approval for any of our products, then any such clearance or  approval will be limited to those conditions for which the product has demonstrated, through testing, either substantially equivalent in terms of safety and effectiveness to another lawfully marketed and cleared device or to be safe and effective. Any product clearances or approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product clearances, if issued, or approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our products or us. If clearance or approval is withdrawn for a product, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products may be contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA clearance or approval process described above.

We face significant competition and continuous technological change.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our products, our commercial opportunities will be reduced or eliminated. The extent to which any of our products achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the vision care industry is intense. Our competitors include substitute products such as glasses manufactures, contact lens manufacturers, refractive surgery technology companies as well as developers of eye exercise methodologies and companies, universities, and public and private research institutions developing methods for vision improvement via brain training or alternative solutions for vision correction, including:

•	new training techniques;

•	improved non-invasive optical techniques, such as monovision contact lenses, multifocal lenses, bifocal lenses and EDOF lenses;

•	new invasive or semi-invasive procedures, such as mono-vision refractive surgery, including LASIK and IOL-replacement surgery; and

•	medications or any chemical substances that can restore accommodation by affecting the eye muscles or eye lens elasticity.

Many of these entities have substantially greater R&D capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in R&D, clinical trials, regulatory matters, marketing and sales.

Risks Relating to Our Common Stock

Our Common Stock has an extremely limited trading history, and prospective investors may not be able to sell their shares at their purchase price, if at all.

There is currently an extremely limited public market for our Common Stock. Our Common Stock is listed for quotation on the OTCBB under the symbol “GLSO”, but there is no assurance that a regular trading market will develop or, if developed, will be sustained. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock.

We expect that the market price of our Common Stock will fluctuate significantly in response to factors, some of which are beyond our control, such as the announcement of new products or product enhancements by us or our competitors, developments concerning intellectual property rights and regulatory approvals, quarterly variations in our and our competitors’ results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, and general market conditions and other factors, including factors unrelated to our own operating performance or the condition or prospects of our industry.

We cannot assure you that our Common Stock will become liquid or that it will be listed on a securities exchange.

We may seek listing of our Common Stock on the NYSE MKT or the Nasdaq Capital Market; however, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until our Common Stock is listed on an exchange, we expect to remain eligible for quotation on the OTCBB, on another over-the-counter quotation system or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

Additionally, the stock market in general, and securities of small-cap companies in particular, have historically experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. Price volatility might be worse if the trading volume of the Common Stock is low.

Because our Common Stock may be a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.

Our Common Stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or it has not met certain net tangible asset or average revenue requirements.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase.  Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock.  If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our Common Stock.  Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected.  Also, many brokers choose not to participate in penny stock transactions.  Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.

We do not expect to pay dividends on our Common Stock, and investors will be able to receive cash in respect of their shares of our Common Stock only upon the sale of the shares.

Cash dividends have never been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment in the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, an investor in our Common Stock will obtain an economic benefit from the Common Stock only after an increase in its trading price and only by selling the Common Stock. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure stockholders that they will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our Common Stock, and this may have a negative impact on its market price.

The trading market for our Common Stock will depend in part on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price and/or trading volume to decline. In addition, because we became public through a “reverse merger,” we may have additional difficulty attracting the coverage of securities analysts.

Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our Common Stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 220,000,000 shares of capital stock, consisting of 200,000,000 shares of Common Stock and 20,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors.  Additionally, we have 53,290,000 shares of our Common Stock outstanding and a total of 19,033,376 shares subject to outstanding options and warrants. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock are then traded on the OTCBB or otherwise.

A significant number of our shares will be eligible for sale which could depress the market price of our stock.

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our stock. As additional shares of our Common Stock become available for resale in the public market, the supply of the Common Stock will increase, which could decrease its price. Further, shares may be offered by certain stockholders from time to time in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, and these sales may have a depressive effect on the market for the shares of our Common Stock.

ITEM 6.          Exhibits.

2.1
First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

10.1
Registration Rights Agreement, dated as of July 30, 2013, by and among the Company and the Investors party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2
License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

39

10.3+
Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+
Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.5+
Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+
Consulting Agreement, dated July 30, 2013, by and between the Company and Cohen & Schaeffer LLP, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________________
+              Management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSESOFF INC.

/s/ Nimrod Madar
Date: November 14, 2013	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: November 14, 2013	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

41

EXHIBIT INDEX

2.1
First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

10.1
Registration Rights Agreement, dated as of July 30, 2013, by and among the Company and the Investors party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2
License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+
Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+
Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.5+
Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+
Consulting Agreement, dated July 30, 2013, by and between the Company and Cohen & Schaeffer LLP, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________
+              Management contract or compensation plan arrangement.

43