Form 10-K
period 2013-12-31
GlassesOff Inc.
filed 2014-03-31
CIK 1487522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 333-175212

GLASSESOFF INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5 Jabotinski St.

Ramat Gan, POB 12

Israel 5252006

(Address of principal executive offices) (zip code)

Registrant’s Telephone Number, Including Area Code: (855) 393-7243

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Act).

Yes ☐  No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,130,527 (based on an average bid and asked price of $0.55 per share for the registrant’s common stock on the OTCBB on June 28, 2013). For purposes of determining this number, all named executive officers and directors of the registrant as of December 31, 2013 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 10, 2014, the registrant had 53,412,362 shares of common stock outstanding.

INDEX AND CROSS REFERENCE SHEET

i

cautionary STATEMENT regarding forward-looking statements

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. We do not undertake any obligation to update forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Risks and uncertainties, the occurrence of which could adversely affect our business, include, without limitation, the following:

•	We have a limited operating history, and we do not expect to become profitable in the near future.

•	We have only recently started a limited commercialization of our first product, but we are not, and may never become, profitable.

•	Our future potential products in our application pipeline are in the early development stages and may never be commercially successful.

•	We are dependent on a small number of distribution channels, none of which we control, and changes in such channels could impair our ability to distribute our products and adversely impact our financial performance.

•	It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

•	If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our technology, and we will be unable to develop and commercialize our products and technologies.

•	We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

•	Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

•	We only recently established limited sales, marketing and distribution capabilities, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

•	We may suffer losses from product liability claims if our products cause harm to customers.

•	Failure by our customers to use our products correctly could lead to less than optimal results and customer dissatisfaction, which could have a material adverse effect on our business and results of operations.

•	Regulatory requirements may have an adverse effect on our business and results of operations.

•	If we acquire or license additional technology or products, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

•	We may not be able to successfully grow and expand our business.

•	We may encounter difficulties in managing our growth, which could increase our losses.

•	If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

•	We are a holding company that depends on cash flows from our wholly owned subsidiaries to meet our obligations.

•	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

•	Potential political, economic and military instability in the State of Israel, where key members of our senior management and our main research and development facilities are located, may adversely affect our results of operations.

•	Potential political, economic and military instability in the State of Ukraine, where some of our junior development service providers are located, may adversely affect our development timetable.

•	Recent disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

•	We license certain technology from RevitalVision LLC, and we could lose our rights to this license if a dispute with RevitalVision LLC arises or if we fail to comply with the financial and other terms of the license.

•	The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

•	Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

•	We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

•	International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

•	We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships.

•	We are potentially subject to government regulations, and we may experience delays in obtaining required regulatory approvals, if required, to market our proposed products.

•	We face significant competition and continuous technological change.

•	Our common stock has an extremely limited trading history, and prospective investors may not be able to sell their shares at their purchase price, if at all.

•	We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

•	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

•	We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of the shares.

•	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

•	Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

•	A significant number of our shares are eligible for sale, which could depress the market price of our stock.

•	The other factors referenced in this Annual Report on Form 10-K, including, without limitation, under “Risk Factors.”

•	Other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission, which we refer to as the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. These and other risks are detailed in this Annual Report on Form 10-K, in the documents that we incorporate by reference into this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission, which we refer to as the SEC. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this Annual Report on Form 10-K to reflect future events or circumstances. We qualify any and all of our forward-looking statements by these cautionary factors.

PART I

Item 1.	Business

History

Originally incorporated on December 8, 2004 as a corporation under the laws of the State of Nevada as Autovative Products, Inc., on June 26, 2013, we entered into that certain Agreement and Plan of Merger, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, which we refer to collectively as the Merger Agreement, with Ucansi Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, which we refer to as Merger Sub, and Ucansi Inc., a Delaware corporation, which we refer to as Ucansi. Pursuant to the Merger Agreement, on July 30, 2013, which we refer to as the Closing Date, Merger Sub merged with and into Ucansi, with Ucansi surviving the merger as our wholly owned subsidiary, which we refer to as the Merger.

On the Closing Date, we sold, assigned, transferred and conveyed to Mr. David Funderburk, our former Chairman of the Board and CEO, all of the issued and outstanding capital stock of Autovative Technologies, Inc., our former subsidiary to which we had contributed all of the operations, assets and liabilities of our historical business, which we refer to as the Legacy Business, generally comprising the distribution and development of automotive parts, in exchange for which Mr. Funderburk has agreed to indemnify us for, and hold us harmless from, any and all losses and liabilities arising out of, or relating to, the Legacy Business.

Upon consummation of the Merger, we changed our name from Autovative Products, Inc. to GlassesOff Inc., and the consolidation effected by the Merger has been accounted for as a reverse acquisition wherein Ucansi has been treated as the acquirer for accounting purposes as it has acquired control of the combined enterprise. In connection with our name change, our common stock, which was traded on the OTCBB under the symbol “ATVP” is now traded under the symbol “GLSO”.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “GlassesOff”, “we,” “us” and “our” refer to GlassesOff Inc., a Nevada corporation, including its direct and indirect wholly owned subsidiaries, Ucansi Inc., a Delaware corporation, which we refer to as Ucansi, and EYEKON E.R.D. Ltd, an Israeli company, which comprise our operating subsidiaries and all of our operations as of the date of this Annual Report on Form 10-K.

Overview

We are a development stage neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness by improving the image processing function in the visual cortex of the brain. We deliver our products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad), and which we plan to offer on Android and Windows Phone platforms.

Industry Background and Target Markets

As we age, we normally experience changes in reading abilities. These changes are influenced, among other factors, by our brain’s visual processing capabilities. The effect of these changes on most people results in slower, more difficult and less effective reading. According to a scientific review (Holden, B. A. et al., 2008), more than one billion people worldwide suffer from such age-related changes and this number is expected to rise significantly through 2050. At some point, natural age-related changes in reading abilities affect most people, who typically attempt to improve their reading abilities through the aid of magnifying devices, typically reading glasses. Such devices increase the size of words in reading material, making it easier for a person who uses them, whether that person is in his or her twenties or fifties, to read easily and quickly.

The GlassesOff product enhances the image processing capabilities of the brain and thus improves a person’s reading abilities. The use of the GlassesOff product results in faster, more efficient and more comfortable reading, thereby correcting reading vision without use of reading glasses.

GlassesOff’s Technology

Human vision is limited by two main factors: (a) the quality of an image captured by the eyes; and (b) the image processing capabilities of the brain as it interprets an image captured by the eyes.

Our proprietary technology enables us to develop software product solutions that enhance the image processing abilities of the brain and therefore improve a person’s near vision sharpness and reading capabilities. Our unique software approach provides an alternative to existing solutions, which generally rely on magnifying devices, typically reading glasses. The Company’s technology platform is based on advanced scientific research of image processing functionality, and our solution utilizes the remarkable ability of the brain’s plasticity (the brain’s ability to change), which constitutes the neuronal basis for “perceptual learning”, that is, repeated practice on a demanding visual task. Our founder’s academic research into the area of image processing functions during the last 20 years has yielded a breakthrough in perceptual learning methodologies, which enhance visual skills by improving image processing speed and efficiency in the visual cortex of the brain without altering optical functions. The use of perceptual learning methodologies improves both the processing speed and the sensitivity through repetitive exercise of the brain’s image processing function, resulting in improved near vision sharpness and improved reading capabilities.

GlassesOff’s technology and methods are based on scientific research and achievements that have been published in leading scientific publications, such as Nature, Science, PNAS, Vision Research, Scientific Reports and others. Our first product application, GlassesOff™, which is designed to improve near vision sharpness and reading capabilities, has been tested in several studies, including a study conducted at the University of California, Berkeley, whose results have been published in Nature’s Scientific Reports in February 2012.

The GlassesOff™ Application

For those persons who experience the natural age-related changes in reading abilities, GlassesOff™ is designed to exercise the visual cortex of the brain to achieve comfortable reading without the use of magnifying devices such as reading glasses. According to a scientific review (Holden, B. A. et al., 2008), the target market for natural age-related changes in reading abilities is estimated to include one billion people worldwide, which is the market targeted by GlassesOff™. GlassesOff™ is a software visual cortex exercise solution to improve users’ reading abilities and maintain the ability to read comfortably, through enhancement of their image processing capabilities aiming to achieve near vision sharpness. The GlassesOff™ program is delivered through cloud-based client server architecture to hand-held devices and is currently implemented on the Apple iOS platform, including iPhone, iPod and iPad. Users initially download the application via Apple’s App Store, while their improved reading abilities program is administrated through our dedicated servers.

GlassesOff™ is a personalized application that delivers the Company’s solution and monitors user performance and progress. The application automatically adjusts improved reading sessions based on each user’s ongoing progress.

The GlassesOff™ application is composed of two components:

(1)	GlassesOff Pro Program – intensive visual stimulation tasks, composed of evaluations of reading abilities and approximately three 12-minute sessions per week over a period of approximately three months. At the end of this Basic Improvement Program, users who successfully pass an initial online evaluation of reading abilities are expected to achieve image processing capabilities that do not require the use of magnifying devices, such as reading glasses.

(2)	Ongoing Care – as needed ongoing maintenance of reading abilities, under which a user is prompted to use the product once every few weeks, according to that user’s then current state of reading abilities, in order for the person to maintain his or her improved brain processing state so he or she would not be required to use magnifying devices, such as reading glasses, for many years.

GlassesOff™ Main Features

Simplicity. To facilitate its easy adoption, the GlassesOff™ application does not require any third-party intervention, such as an optometrist or ophthalmologist examination. The product independently assesses each user’s reading abilities and compatibility with the program.

Ease of Use. The GlassesOff™ application offers a user-friendly self-explanatory user interface, integrating interactive tutorials that allow users with no special technological or scientific background to complete the training program and follow their personal progress via easy to read charts.

Platform Compatibility. GlassesOff™ can be used on practically any device with a high quality display, including smart phones, tablets and personal computers. GlassesOff currently offers its solution on Apple’s iOS platform (iPhone, iPad and iPod), and plans to offer its solution on a wide range of additional devices, mainly those running on the Android operating system. GlassesOff’s client-server architecture allows users to seamlessly migrate between devices while keeping their progress history and personal data

Compliance. Working under a client-server architecture, each session a user completes is logged and stored in our system, allowing us to closely monitor the progress of the user and include automatic protocols that assist him or her throughout the reading improvement program, including such protocols as session reminders and personal improvement tips.

Product Architecture

The client-server cloud-based architecture provides several key advantages for the security, scalability and redundancy of the infrastructure.

Client Security. GlassesOff™ is a “thin client”, meaning all algorithm and reading improvement logics reside on the server side. At the end of each session, the customer receives his or her personalized reading improvement session data from the server for the next session. All communications between the GlassesOff™ server and the customer are through an encrypted channel.

Server Scalability and Redundancy. All of our web services are hosted on the Amazon EC2 cloud, which is a web service that provides resizable compute capacity in the cloud. Our current architecture allows us to further scale out (add more servers) and/or scale up (add more capacity to an existing server) within minutes, and our current architecture has been tested successfully under load and stress storms and was able to serve more than 500,000 requests over a period of five minutes, which is equivalent to more than ten million users. Additionally, our load balancer layers enable updates and maintenance without any downtime and all of its data is backed up and mirrored between two SQL servers.

Server Security. GlassesOff™ web services on Amazon EC2 have gone through a hardening process to enhance their security according to known practices, and all algorithm and data servers are isolated from the internet. For example, only “sanitized” requests (those that comply with our predefined request methodology) received by our internet-facing servers are delivered to our algorithm and data servers, with all other connections logged and ignored.

Application Pipeline

We plan to expand our product offerings to include additional suites of applications that would cater to other market segments related to enhancement of visual processing. Specifically, we intend to develop additional applications for:

o	improvement of reading abilities for dyslexic children and adults;

o	improvement of reading abilities for children and adults with attention deficit disorder;

o	improvement of reading speed for children and adults; and

o	sports packages for children and adults, designed to improve reaction time to visual stimulation, which we expect would improve performance in sports such as baseball, tennis and martial arts.

Revenue Model

We estimate that lifetime revenue per user will equal approximately $100 to $200, and we intend to offer various pricing schemes for both the Basic Improvement Program and Ongoing Care components. As with most subscription-based services, we intend to offer different subscription packages for the Ongoing Care component, such as an annual license and an unlimited Ongoing Care license. Following the launch of GlassesOff™, once we reach a significant number of daily paying users for both the GlassesOff Pro program and the Ongoing Care program, both of which are subscription services within GlassesOff™, we intend to apply optimization techniques to determine different pricing schemes.

Because we offer a software solution, our primary variable costs are customer acquisition and payment processing:

Customer Acquisition. We expect that our customer acquisition costs will initially be significant, as we identify the most effective marketing channels, following which we anticipate that such costs will decline as more people learn about our products through word-of-mouth advertising by existing users.

Payment Processing .. Under the current policy of Apple’s App Store, which is our first sales channel, a commission of 30% is charged per transaction. Similar commission rates apply in Android’s Google Play market.

Sales, Marketing & Customer Support

Sales & Marketing

We are initially offering GlassesOff™ directly to end users via Apple’s App Store, and we plan to offer GlassesOff™ via other app stores, beginning with Android’s Google Play market currently scheduled for the end of the second quarter of 2014.

We believe that our primary target market for GlassesOff™ consists of people between the ages of 40 to 60; therefore, we intend to focus our marketing efforts on the most efficient marketing channels to reach this population, and we plan to constantly monitor the efficacy of each marketing channel, to the best of our ability, to constantly optimize our marketing efforts and resources.

Currently, we focus our marketing efforts on the following:

•	Public Relations: We generate both international and local media coverage for the GlassesOff™ application, including through media articles and interviews. To date we have been approached by representatives from several international media companies that expressed interest in testing our product and writing articles about it. Our proactive efforts, supported by local public relations agencies, were focused primarily on the U.S. market, and we expect to extend our focus into additional key target markets in 2014. We intended to focus our efforts on media channels and publications that target audiences between the ages of 40 to 60 or that focus on health and lifestyle issues.

•	Online Marketing: We utilize online campaigns that are designed to direct potential customers to our application. We have been investing in search engine optimization (SEO), aiming to achieve top ranks in search engine results, focusing primarily on Google search results, for key search terms we deem most appropriate for our marketing campaigns.

•	Social marketing: We believe that our first application can generate strong viral distribution, or word-of–mouth, among its users, most of whom are expected to be within the same age group (40-60 years old) and, therefore, are most likely to go through the same natural age-related changes of near visual abilities. We have integrated several social functions in the application to leverage the viral marketing potential, including:

o	Bring-A-Friend Campaign – We created a personal invitation tool, encouraging users to send personal invitations to their friends via their list of friends on Facebook or their mobile device’s address book directly from the application.

o	Guest Reading Evaluation – We plan to offer a short online evaluation of reading abilities that users can share with their friends. This real-time evaluation tool quickly assesses the compatibility of potential users to the GlassesOff visual cortex training and generates download links for installing the application.

o	Post/Share Tool – An easy-to-use tool that allows users to share their experiences with their friends via their Facebook and/or Twitter accounts.

o	Partnerships and Affiliate Marketing – Once we obtain a significant user base that allows us to provide statistically significant user acquisition and usage data, we plan to seek partnerships that may allow us to quickly grow our customer base.

Following our soft launch in the United States, we intend to market the English version of our product in additional English-speaking countries such as Canada, the United Kingdom and others. This launch will be followed by additional localized versions for other major markets, based on market research prior to each launch.

Customer Support

To ensure customer satisfaction, our customer support efforts include both proactive and responsive models.

•	Proactive Model: We have developed an event-driven automatic communication plan that includes email messages, personal in-app notification screens, push notifications and interactive tutorials that are presented to each user according to that user’s particular training stages and personal progress.

•	Responsive Model: We offer online support via email.

Intellectual Property

We have filed several patent applications to protect our core technology platform and products. We have issued patents protecting our core technology platform and products in the United States (US 7,866,817), Australia (AU 2005278771), Korea (KO 10-1016429), Japan (JP 5222556), Canada (CA 2578932) and Israel (IL 181660). Our pending patent applications are still in different evaluation phases in Europe, China and India.

We have also filed a patent application for our vision evaluation method, which was issued by the United States Patent and Trademark Office (US 8,403,485).

In addition to our patent estate, we have entered into an intellectual property license agreement with RevitalVision LLC, a Kansas limited liability company, which is the owner of several patents in the area of perceptual learning systems and methods. Under this agreement, referred to as the License Agreement, we have a non-exclusive license to certain patents for the field of near-vision solutions. The License Agreement does not assign any technology to us, and, unless earlier terminated, the License Agreement terminates upon the expiration of the last of RevitalVision’s patents, which is expected to be in 2024. Under the License Agreement, we have paid an initial fee of $75,000 in installments over a period of 24 months following the effective date of the License Agreement, and we are required to pay quarterly royalty payments of 5.5% of net sales up to aggregate net sales of $3 million and of 4.5% of net sales over $3 million (calculated annually).

Competition

Our initial product competes in the market of solutions for better, faster and more effective reading. The natural changes in reading capabilities with age have typically been addressed by traditional products for improvement of reading capabilities, mainly magnification devices, such as reading glasses or contact lenses, that support reading. Manufactures of such magnifier devices could therefore be considered as competition. We believe that our product, which is designed to eliminate the constant dependency on magnifiers, is therefore highly competitive with such devices.

In addition, there are several methods and products that claim to improve reading vision through various means, usually related to muscle exercises (e.g. the Bates method, the See Clearly Method and the Power Vision Program), whereas the GlassesOff solution does not involve any such corrective methods.

Finally, there are several competitors offering vision improvement solutions based on neuroscience methods, such as PositScience and RevitalVision (which obtained FDA clearance for a product that treats amblyopia, a condition typically referred to as “Lazy Eye”). We believe that there is no other software solution for the improvement of reading capabilities to the extent that magnifying devices, such as reading glasses, are not required that has also demonstrated efficacy in controlled studies.

We believe that our technology platform and unique intellectual property assets present a high barrier to entry for others who would try to develop and sell software products for improvement of near vision sharpness and reading capabilities using hand-held devices.

Employees

We currently have one part-time employee in the United States and twenty employees in Israel, of whom ten are full-time employees, and ten are part-time employees (including three part-time employees with Ph.D. degrees, two of whom are certified optometrists, one part-time employee with an MSc degree in neuroscience and two additional part-time employees who are also certified optometrists). All four neuroscientists focus on research and development. None of our employees is represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and commercialization activities, generally on a monthly retainer.

We intend to hire additional personnel to focus on marketing, customer support and technological support.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the internet at our website, www.glassesoff.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this Annual Report on Form 10-K. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Company and Our Business

We have a limited operating history, and we do not expect to become profitable in the near future.

We are a development stage vision exercise improvement software solutions company with a limited operating history. We are not profitable and have incurred losses since our inception. We have not generated operating revenue since our inception, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to incur losses for the foreseeable future. If our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company operating in a market with regulatory issues and where the need for market acceptance of our products is uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We have only recently started limited commercialization of our first product, we have not generated any revenues thus far and we may never become profitable.

We have only recently commercialized our first product. We will not be successful unless GlassesOff™ and any other products we develop, if any, gain market acceptance. The degree of market acceptance of our products will depend on a number of factors, including:

•	the competitive environment; and

•	the adequacy and success of distribution, sales and marketing efforts.

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

Our future potential products in our application pipeline are either at very early stages of product development or pre-definition and may never be developed or commercialized. The progress and results of any future products are uncertain, and may result in a failure to develop additional effective products. Even if we successfully complete one or more of our future potential products’ development, they may not be commercially successful due to, among other things, low users’ acceptance or criticism by clinicians and other third-party opinion leaders. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.

We are dependent on a small number of distribution channels, none of which we control, and changes in such channels could impair our ability to distribute our products and adversely impact our financial performance.

Currently, our only distribution channel for our applications is Apple’s App Store, and we expect that future distribution channels will comprise other similar popular application stores, such as Google Play. We do not control these application stores, and the owners of such stores can change various parameters, such as increasing fees or requiring additional product safeguards, any of which could have an adverse impact on our financial performance and our ability to distribute our products.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2013 that we have incurred operating losses and our ability to continue to operate as a going concern is dependent upon additional financial support, which raises substantial doubt about our ability to continue as a going concern. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1b to our financial statements; however, management cannot assure you that its plans will be successful in addressing these issues. Our financial statements do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

Our future capital requirements will depend on many factors, including the progress and results of our product testing, the timing and outcome of regulatory review of our products (should some of our products require regulatory approval), the number and development requirements of other products that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of our products, we are unable to reasonably estimate the amounts of additional capital outlays and operating expenditures that our business will require. It is likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	testing our products;

•	researching and developing new products;

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses or technologies;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	complying with regulatory requirements; and

•	maintaining compliance with applicable laws.

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

Our present and future capital requirements depend on many factors, including:

•	future revenues and profits generated from the launch of our first product;

•	the level of research and development investment required to develop our products, and maintain and improve our patented technology position;

•	the costs of product development for research and at commercial scale;

•	the results of testing, which can be unpredictable;

•	changes in product development plans needed to address any difficulties that may arise in development or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners and the terms of these agreements;

•	the costs of investigating patents that might block us from developing potential products;

•	the costs of recruiting and retaining qualified personnel;

•	the time and costs involved in obtaining regulatory approvals should such be required;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license complementary technologies.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies, which would materially adversely affect our business, liquidity and results of operations.

We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

We are highly dependent on our board members, executive officers and other key management and technical personnel. Our failure to retain our Chief Scientific Officer, Prof. Uri Polat, our Chairman, Mr. Shai Novik and our CEO, Mr. Nimrod Madar, or any other key board members or management and technical personnel could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel, among others, to market our products and to continue to develop enhanced releases of our products. We presently do not maintain “key person” life insurance policies on any of our personnel.

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

We only recently established limited sales and marketing, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

We only recently established limited sales and marketing capabilities. If we are unable to develop an effective sales, marketing, customer relationship management and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our products. We currently have only limited internal sales and marketing capabilities, and we are entirely dependent on third parties for distribution of our products. In order to successfully commercialize any of our products, we must either further internally develop sales, marketing, customer relationship management and distribution capabilities or make arrangements with third parties to perform these services.

If we do not develop a skilled marketing and sales force and supporting customer relationship management, we will be unable to market any of our products directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms, and we may not be able to do so. In addition, any third-party arrangements we are able to enter into, such as our agreement with Apple’s App Store, may result in lower revenues than we could achieve by directly marketing and selling our potential products.

We may suffer losses from product liability claims if our products cause harm to customers.

Any of our products could potentially cause adverse events. These reactions may not be observed during testing, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our products ineffective or harmful in some customers, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

In addition, potential adverse events caused by our products could lead to product liability lawsuits. If professional liability and/or product liability lawsuits are successfully brought against us, we may incur substantial losses and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, marketing and sale of brain training software products. We may not be able to avoid product liability claims. Product liability insurance for our products and products in development is generally expensive, if available at all. We do not currently have product liability insurance. If we are unable to obtain insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected.

Failure by our customers to use our products correctly could lead to less than optimal results and customer dissatisfaction, which could have a material adverse effect on our business and results of operations.

Improper use of our products or failure by users to comply with the requirements for the correct use of our products could result in less than optimal results and customer dissatisfaction. The following, among other things, may result in poor results:

•	failure to comply with the required vision improvement protocol, such as session frequency and minimal number of sessions;

•	use of the application not in accordance with instructions;

•	use of the application by several users using the same user account on the same device;

•	use of the application by several users using the same user account on different devices;

•	use of the application by a single users on different devices;

•	use of the application under environmental conditions with extreme variation between training sessions; and

•	use of the application while using medication, alcohol or any other chemical substance that affects, among other things, vision, the ability to concentrate, attention or motor functions.

Poor results from our product could result in customer dissatisfaction and reduced product sales, which could have a material adverse effect on our business and results of operations.

Regulatory requirements may have an adverse effect on our business and results of operations.

Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change constantly thereby increasing the uncertainty and risk associated with any healthcare-related venture, including our business.

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the Food and Drug Administration, which we refer to as the FDA, which administers the Food, Drug, and Cosmetic Act, which we refer to as the FD&C Act, and (ii) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA. We do not envision seeking third-party coverage from any government healthcare program in the foreseeable future (e.g., Medicare, Medicaid, TriCare) or any private healthcare program, and therefore we believe that we will not be subject to regulation by certain other federal healthcare agencies such as the Centers for Medicare & Medicaid Services, Health and Human Services Office of Inspector General or the Department of Defense.

FDA

The FDA regulates medical devices. A “medical device” is as an article, including software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals. See FD&C Act § 201(h). We do not believe that our product is subject to FDA regulation as a medical device as its mode of operation is through exercise. However, there is a real risk, especially in light of the recent FDA Guidance entitled Mobile Medical Applications (Sept. 25, 2013), that the FDA may disagree with our assessment and conclude that it is in fact a medical device subject to FDA regulation. If such were to occur, the FDA may, among other things, order us to cease marketing the product until the product satisfies FDA’s regulatory regime and controls. This risk can be affected by the manner in which the product is marketed. Medical claims increase the risk that it would be viewed by the FDA as a medical device; while pure exercise claims may lead the FDA to use its discretion not to regulate the product.

The regulatory requirements that would apply if our product were deemed to be a medical device would depend on the level of risk to the patient or user of the device. There are three categories of medical devices based on risk: Class I, which is the lowest risk, Class II, and Class III, which is the highest risk.

Generally speaking, companies that manufacture Class I medical devices must register with the FDA and list their product. They must also comply with quality system regulations. These regulations require companies manufacturing Class I medical devices to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, such companies are required to comply with various FDA and other agency requirements for labeling and promotion and managing product complaints, which, in certain instances, requires notifying the FDA. Most Class I devices can be marketed without having submitted a premarket notification or “510(k)” to the FDA and then receiving a “clearance” from the FDA to market the device.

In addition to the Class I requirements, manufacturers of Class II products, generally, need to receive an FDA “510(k) clearance” which permits commercial distribution of that device for its intended use. The FDA will “clear” a product if it finds that such product is substantially equivalent in terms of safety and effectiveness to a similar legally marketed device. If clinical trial data are required to support the 510(k) submission, then these data must be gathered in compliance with investigational device exemption (IDE) regulations. The FDA review process for 510(k) submissions should take on average about 90 days, but it can and usually takes substantially longer, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. The agency could condition clearance on our narrowing the intended uses of the device so that it may no longer be commercially feasible to market. Additionally, there may be special controls what apply to the development of a Class II product, including FDA guidance documents and recognized standards relevant to the product, which we refer to as Special Controls.

Class III manufacturers must comply with the Class I requirements and, in some instances, Special Controls. In addition, manufacturers of Class III medical devices need to get approval from the FDA before marketing their device, which we refer to as Pre-Market Approval or PMA. The PMA process is a more comprehensive approval process and requires the sponsor of the application to submit adequate data permitting the FDA to find that there is reasonable assurance that the device is safe and effective for its intended use. The manufacturer must submit a PMA application, which contains, among other things, clinical trial data, which were obtained in compliance with IDE regulations. Clinical trials associated with a Class III device are typically more complex than those of a Class II product. The PMA process also takes substantially longer than the 510(k) process.

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

Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that we, based on our current business model, would be a business associate. Nevertheless, we may be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties and this could adversely affect our ability to market our product. If we are deemed to be a vendor, under the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009, then we will be obligated to adopt various security measures. We may also be subject to state and foreign privacy laws under which breaches could lead to substantial fines and liability.

If we acquire or license additional technology or products, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

We may acquire or license additional products and technologies. Any product or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive testing and, potentially, approval by the FDA and applicable foreign regulatory authorities, if any. All products are prone to risks of failure, including the possibility that the product or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by applicable regulatory authorities. In addition, we cannot assure you that any product that we develop based on acquired or licensed technology that is granted regulatory approval will be produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired products could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

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

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. Additionally, we may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors.

We are a holding company that depends, in addition to our capital raising activities, on cash flows from our wholly owned subsidiaries to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly owned subsidiaries, and all of our operations are conducted by EYEKON E.R.D. LTD, our indirect wholly owned subsidiary. We currently expect that the earnings and cash flow of EYEKON E.R.D. LTD will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. We have no current plans to pay any dividends, and our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay any dividends in the future or otherwise make any distributions in respect of our common stock.

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

Potential political, economic and military instability in the State of Israel, where key members of our senior management and our main research and development facilities are located, may adversely affect our results of operations.

We maintain offices and research and development facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, as recently as November 2012. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. We believe that if conditions would require relocation of our offices and key persons out of Isarel, we could do so within few weeks, ongoing and revived hostilities or other Israeli political or economic factors could potentially have a short-term negative effect on our operations and product development and may have a short-term negative effect to our revenues.

Disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

The U.S. and global economies have historically suffered dramatic economic downturns, including, among other things, as the result of deterioration in the credit markets. Similarly, recent years have seen extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, a continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all. As a result of the current volatile and unpredictable global economic situation, our business could be severely adversely affected.

Risks Related to Our Intellectual Property

We license certain technology from RevitalVision LLC, and we could lose our rights to this license if a dispute with RevitalVision LLC arises or if we fail to comply with the financial and other terms of the license.

In July 2011, we entered into a license agreement with RevitalVision LLC, which we refer to as the License Agreement, pursuant to which we licensed intellectual property from RevitalVision LLC. Pursuant to the License Agreement, we have obtained a worldwide, nonexclusive, irrevocable, transferable, sub licensable through multiple tiers, license to the field of vision improvement software applications limited to near-vision deficiencies and reading improvement. Our current product and future products are partly based on the intellectual property licensed under the License Agreement. RevitalVision may terminate the License Agreement if we are in material breach of its terms and cannot cure such breach, which termination would have a material adverse effect on our business, prospects and results of operations.

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

We cannot be certain that patents will be issued as a result of any of our pending applications, and we cannot be certain that any of our issued patents, whether issued pursuant to our pending applications or licensed from a third party, will give us adequate protection from competing products. For example, issued patents, including the patents licensed from RevitalVision, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

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

Certain of our intellectual property rights are currently licensed from a third party, and, in the future, we may license intellectual property from other key strategic third parties. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable to defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could have a material adverse effect on our business, operating results and financial condition.

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

Delays in regulatory clearance, approval, limitations in regulatory approval and withdrawals of regulatory approval, if any are required, may have a negative impact on our results. If we experience significant delays in testing or approvals, our product development costs will increase. If we are required or seek FDA regulatory clearance or approval for any of our products, then any such clearance or approval will be limited to those conditions for which the product has demonstrated, through testing, either substantially equivalent in terms of safety and effectiveness to another lawfully marketed and cleared device or to be safe and effective. Any product clearances or approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product clearances, if issued, or approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our products or us. If clearance or approval is withdrawn for a product, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products may be contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA clearance or approval process described above.

We face significant competition and continuous technological change.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our products, our commercial opportunities will be reduced or eliminated. The extent to which any of our products achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the vision care industry is intense. Our competitors include substitute products such as glasses manufactures, contact lens manufacturers, refractive surgery technology companies as well as developers of eye exercise methodologies and companies, universities, and public and private research institutions developing methods for vision improvement via brain training or alternative solutions for vision correction, including:

•	new training techniques;

•	improved non-invasive optical techniques, such as monovision contact lenses, multifocal lenses, bifocal lenses and extended depth of focus (EDOF) lenses;

•	new invasive or semi-invasive procedures, such as mono-vision refractive surgery, including LASIK and intraocular lens (IOL) replacement surgery; and

•	medications or any chemical substances that can restore accommodation by affecting the eye muscles or eye lens elasticity.

Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, marketing and sales.

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

We may seek listing of our common stock on the NYSE MKT or the Nasdaq Capital Market; however, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect to remain eligible for quotation on the OTCBB, on another over-the-counter quotation system or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations for our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

Additionally, the stock market in general, and securities of small-cap companies in particular, have historically experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

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

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks, and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of the shares.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment in the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure stockholders that they will not lose the entire amount of their investment in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 220,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, as of March 10, 2014, we had 53,412,362 shares of our common stock outstanding and a total of 20,366,376 shares of our common stock subject to outstanding options and warrants. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded on the OTCBB or otherwise.

A significant number of shares of our common stock are eligible for sale, which could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our stock. As additional shares of our common stock become available for resale in the public market, the supply of the common stock will increase, which could decrease its price. Further, shares may be offered by selling stockholders from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal corporate office is located at 35 Jabotinski St., Ramat Gan 52511, Israel.

GlassesOff’s subsidiary, Eyekon, leases approximately 1,600 square feet of office space in Ramat Gan, Israel. Eyekon pays monthly rental and management fees of approximately $3,600, plus approximately $1,000 per month for taxes and utilities. Eyekon’s facility lease will expire on March 2014. To facilitate its expected growth, Eyekon has entered into a new lease, expiring in August 2016, for new office space located at 5 Jabotinski St., Ramat Gan, Israel, to replace the existing office. The new office is approximately 3,950 square feet, and the Eyekon pays quarterly rental and management fees of approximately $19,000 plus approximately $9,600 per quarter for taxes and utilities.

Item 3.	Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, we are not a party to any legal proceedings nor is any of our property subject to any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol “GLSO.” All OTCBB quotations reproduced herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth, for each quarter during the period commencing May 18, 2012 through December 31, 2013, the reported high and low bid prices of our common stock on the OTCBB. Prior to May 18, 2012, our common stock was not quoted on the OTCBB or otherwise.

Quarter Ended	High	Low

December 31, 2013	$2.52	$1.20
September 30, 2013	$8.00	$0.55
June 30, 2013	$0.55	$0.55
March 31, 2013	$0.71	$0.55

December 31, 2012	$0.71	$0.71
September 30, 2012	$0.71	$0.71
June 30, 2012	$0.71	$0.20

Number of Holders

As of March 10, 2014, our common stock was held by 93 stockholders of record.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to pay cash dividends on our common stock for the foreseeable future, and we intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Item 6.	Selected Financial Data

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which the Company has prepared in accordance with U.S. generally accepted accounting principles, which we refer to as GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates such estimates and judgments, including those described in greater detail below. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a development stage neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving near vision sharpness, by improving the image processing function in the visual cortex of the brain. We deliver our products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad), and which are planned to be offered on additional platforms, such as Android and Windows Phone platforms.

Plan of Operation

During December 2013, we completed the development of the first commercial version of our consumer-oriented software application for improving near vision sharpness by improving the brain’s image processing, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. During 2014, we plan to gradually increase our marketing and public relations campaigns, aiming to increase the awareness to our product and increase our number of customers. Additionally, we plan to participate in various conferences and conventions around the world to further expose our product and technology to professional audience and potentially form business partnerships.

In 2014, we intend to complete the development of our first product version for the Android platform, currently expected to be launched by the end of the second quarter of 2014. We are not currently planning any major purchase or sale of equipment in 2014, but we expect that employee headcount will increase.

Critical Accounting Policies

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

Financial statements in U.S. dollars: The functional currency of GlassesOff is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which GlassesOff has operated and expects to continue to operate in the foreseeable future. The majority of Eyekon E.R.D. Ltd.’s operations are currently conducted in Israel, and most of the Israeli expenses are currently paid in new Israeli shekels, which we refer to as NIS; however, the subsidiary’s operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company’s funding. Therefore the currency which is used in operating, financing and investing activities, including loans and equity transactions, is the U.S. dollar.

Accordingly, the functional and reporting currency of GlassesOff is the U.S. dollar. Monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned direct and indirect subsidiaries: Ucansi Inc. and Eyekon E.R.D. Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

Cash equivalents: For purposes of reporting within the statement of cash flows, GlassesOff considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%

Office furniture and equipment	7-15

Laboratory equipment	7-15

Computers and electronic equipment	33

Leasehold improvements	10

Long lived assets: GlassesOff reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value.

Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from February 5, 2007 (inception date) through September 30, 2013.

ASC 718 - “Compensation-stock Compensation”- (“ASC 718”) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option Pricing Model ("OPM"). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company estimates the fair value of stock options granted using the Black-Scholes Merton option pricing model. This model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term.

Until August 2013, there was no market for the Company's common stock. Thus, it was not possible to estimate the expected volatility of the Company's share price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of comparable companies in the industry. The expected term of options granted represents the period of time that options granted are expected to be outstanding, management used the simplified method for estimating the expected term of options due to insufficient readily available historical exercise data. The risk-free interest rate was based on the yield rates of U.S. Government Treasury Bonds with an equivalent term. The Company never paid dividends and has no foreseeable plans to pay dividends.

Determining the fair value of options granted on or after November 2013, has been made using the Company's share price, thus, the expected volatility is calculated on the basis of the Company's historical share price as the Company's management believes that, although the Company's shares have a short history of trading, the volatility of the Company's shares is a better indication of its future share volatility than those of comparable companies. The expected term of options granted on or after November 2013 is no longer based on the simplified method; it represents management’s estimate of the period of time that options granted are expected to be outstanding.

GlassesOff applies ASC 505-50, “Equity Based Payments to Non Employees”, which we refer to as ASC 505-50”, with respect to options issued to non-employees.

Revenue: Revenue, if and when generated, will be derived from subscription fees for access to and use of its on-demand application services. Under such subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services will be recognized in accordance with accounting standards for service contracts.

There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards will require the Company to exercise significant judgment related to specific transactions and transaction types.

Research and development costs: Research and development, or R&D, costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

Income taxes: GlassesOff accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes, which we refer to as ASC 740-10. ASC 740-10 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Fair value measurements: As defined in ASC 820-10, Fair Value Measurements and Disclosures, which we refer to as ASC 820-10, fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires GlassesOff to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs. In determining fair value, GlassesOff utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

(Loss) per share: Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. This became effective for the Company on January 1, 2013 and its adoption did not impact the Company's consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU is effective for the first quarter of 2013 and affects disclosures only; the ASU adoption did not impact the Company's consolidated results of operation and financial condition.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides clarifying guidance concerning the accounting for the cumulative translation adjustment (1) when a parent sells a portion or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets within a foreign entity, and (2) in connection with the acquisition of a foreign entity achieved in stages. The amended guidance, which should be applied prospectively, is effective for public entities for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted, with application as of the beginning of the fiscal year of adoption. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (“ASU 2013-11”). The amendments contained in ASU 2013-11 provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with limited exceptions. The amendments contained in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

There were various other updates recently issued. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

GlassesOff has not generated revenue since its inception on February 5, 2007. To date, GlassesOff has funded its operations through the sale of equity securities. If GlassesOff successfully commercializes its products, then it could generate revenue from sales of its products.

Research and Development Expenses

GlassesOff expects its R&D expenses to increase as it continues to develop its products. R&D expenses consist of:

•	internal costs associated with R&D activities;

•	personnel-related expenses, including salaries and stock-based compensation expenses, benefits, travel, and related costs for the personnel involved in the R&D;

•	internal and external costs associated with scientific studies, including payment to investigators and labs participating in the studies, payments to purchase and/or use equipment required for such studies and payment to subjects for participating in the subject;

•	outsource services associated with R&D activities; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities.

GlassesOff expects its R&D expenses to increase most significantly in the near future in connection with the development efforts for new device platforms, new operating systems and potentially new product applications. GlassesOff intends to continue to hire new employees in R&D in order to meet its operation goals and expedite the development of new product versions for the iOS platform, introduce a new product version for a new platform and potentially start working on new products. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product. For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, GlassesOff incurred R&D expenses in the aggregate of $1,678,000, $2,249,000 and $6,621,000, respectively. The decrease in research and development expenses for 2013 as compared to the 2012 was primarily due to stock-based compensation expenses of $560,000 in the 2013 period as compared to $1,241,000 in 2012, offset by an increase in salaries paid to employees of $601,000 in 2013 as compared to $482,000 in 2012 and an increase in other research and development expenses of $419,000 in 2013 as compared to $379,000 in 2012.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services. During 2013, GlassesOff invested in building marketing infrastructure in anticipation of its expected launch of the GlassesOff product, which included, among other things, developing public relations networks to generate awareness of the GlassesOff’s product and expected launch date, preparing marketing materials and conducting search engine optimization for GlassesOff’s website to improve its ranking in search engine search results for certain relevant key words searches. For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, GlassesOff incurred sales and marketing expenses of $419,000, $0 and $419,000, respectively. The increase for the year ended December 31, 2013 as compared to the prior year resulted primarily from the launch of GlassesOff’s marketing efforts as it moves toward commercialization of its initial product.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in GlassesOff’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its general and administrative expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on GlassesOff as a publicly-traded company. For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, GlassesOff incurred general and administrative expenses of $1,191,000, $1,238,000 and $2,899,000, respectively. The decrease for 2013 as compared to 2012 resulted primarily from a decrease in stock-based compensation expense from the award of options and restricted stock of $470,000 in 2013 as compared to $751,000 in 2012, offset by an increase in salaries paid to employees of $258,000 in 2013 as compared to $184,000 in 2012, an increase in directors fees of $39,000 in 2013 as compared to zero in 2012, and an increase in professional services expenses of $274,000 in 2013 as compared to $124,000 in 2012.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the GlassesOff’s cash and cash equivalents;

•	bank fees and commissions; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel (“NIS”), in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, GlassesOff incurred net financial expenses of $37,000, net financial income of $14,000 and net financial expenses of $ 81,000, respectively. Financial expenses for 2013 increased as compared to the 2012 primarily due to currency fluctuations of the NIS.

Stock-based Compensation

For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, our stock-based compensation expenses were $1,072,000, $1,992,000 and $3,317,000, respectively. The decrease in expenses for 2013 as compared to 2012 resulted primarily a decrease in stock option grants from 7,804,864 in 2012 to 164,108 in 2013, offset by our issuance of 800,000 shares of restricted stock in 2013 as compared to no such issuances in 2012.

Cash Flows

For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, net cash used in operations was $2,014,000, $1,294,000 and $6,089,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses.

For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, net cash (used in) provided by investing activities was ($95,000), $2,000 and ($225,000), respectively. The increase in cash used in investing activities for 2013 compared to 2012 resulted primarily from the purchase of property and equipment of $48,000 during 2013 as compared to the purchase of property and equipment of $2,000 in 2012 and due to increase in restricted cash of $47,000 in 2013 compared to $0 in 2012. Restricted cash primarily secures the Company’s office lease and corporate credit cards.

For the years ended December 31, 2013 and 2012 and for the period from inception (February 5, 2007) through December 31, 2013, net cash provided by financing activities was $2,856,000, $1,634,000 and $7,840,000, respectively. The increase in cash provided by financing activities for 2013 as compared to 2012 resulted primarily from our issuance and sale of 2,490,000 shares of common stock and a net of issuance costs average price per share of $1.15 during 2013 as compared to the issuance and sale of 2,519,426 shares of preferred stock at a net of issuance costs average price per share of $0.65 during 2012.

Liquidity and Capital Resources

We expect to incur losses from operations for the foreseeable future, and we expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and outsource services. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff and add infrastructure. We also expect that sales and marketing expenses will increase significantly in connection with the commercialization activities related to our product. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of our current product and potential products and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

We plan to continue to finance our operations with the issuance of equity securities and, in the longer term, revenues from our operations. There are no assurances, however, that we will be successful in obtaining the financing necessary for the long-term development of our current product or future products. Our future capital requirements will depend on many factors, including investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new product candidates. Furthermore, the ramp-up in sales and marketing activities will require significantly higher resources. We did not generate product revenues during 2013. We expect continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We will need to raise additional funds and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are favorable. We may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to our existing stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Our ability to continue to operate as a going concern is dependent upon additional financial support. Our 2013 financial statements do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and other development costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2013 or 2012, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2014.

Currency fluctuations may affect us by increasing or decreasing costs. Currency fluctuations had no material effect on our results of operations for the years ended December 31, 2013 or 2012. We do not purchase forward currency contracts for either hedging or speculative purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item 8 are filed herewith commencing on page F-1 hereto and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the year ended December 31, 2013, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

MANAGEMENT

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages. The directors hold office for one year terms and until their respective successors are elected or appointed and qualified or until their earlier death, retirement, disqualification, resignation or removal. The executive officers hold office for one year terms or until their respective successors are elected or appointed and qualified or until their earlier resignation or removal.

Name	Age	Title
Shai Novik, M.B.A.	47	Chairman of the Board
Sasson Darwish, M.B.A.	49	Vice Chairman of the Board
Nimrod Madar, M.B.A.	40	President, Chief Executive Officer and Director
Uri Polat, Ph.D.	60	Chief Scientific Officer and Director
Ram Shaffir	43	Chief Technology Officer and Director
Steve Schaeffer, CPA	62	Chief Financial Officer

Shai Novik, M.B.A, Chairman of the Board. Mr. Novik founded PROLOR Biotech, Inc., a biopharmaceutical company developing long-acting therapeutic proteins, in 2005, and served as its President through its acquisition by OPKO Health (NYSE: OPK) in 2013. Mr. Novik is a co-founder of GlassesOff, and previously served as Chief Operating Officer and Head of Strategic Planning of THCG, a technology and life sciences investment company. THCG was a portfolio company of Greenwich Street Partners, one of the largest U.S. private equity funds. THCG's own portfolio included several life sciences and medical devices companies. Prior to his position at THCG, Mr. Novik served as Chief Operating Officer and Chairman of Strategy Committee of RogersCasey, an investment advisory company serving Fortune 500 companies such as DuPont, Kodak, General Electric and others.

Sasson Darwish, M.B.A, Vice Chairman of the Board. Mr. Darwish currently serves as a Managing Partner of DS Advisory Group, Inc., a strategic and M&A advisory boutique serving the technology industry, which is based in New York. Mr. Darwish served as the Managing Director and Head of the Americas Technology Investment Banking Group at Nomura from April 2010 to December 2011. Prior to joining Nomura, Mr. Darwish served as Managing Director and Head of East Coast Coverage for the Technology Investment Banking Group at Bank of America Merrill Lynch from April 2005 to March 2010. From June 2000 until 2003, Mr. Darwish served as President of U.S. operations at Emblaze Ltd., an Israeli corporation publicly-traded on the London Stock Exchange. Prior to joining Emblaze Ltd., Mr. Darwish was an investment banker at Lehman Brothers’ Investment Banking Global Technology Group from 1994 to 2000, covering telecommunications equipment, software and Internet infrastructure industries. Mr. Darwish earned his B.A. in Economics and Management at Tel Aviv University and his MBA at Yale School of Management.

Nimrod Madar, M.B.A, President, Chief Executive Officer and Director. Mr. Madar previously founded and served as Chairman at iMind Networks, a cognitive training venture specializing in assessing and training cognitive capabilities, such as working memory, attention, visual search, etc. Prior to his position at iMind Networks, Mr. Madar served as VP Strategic Alliances at 888 Holdings Public Limited Company traded on the London Stock Exchange, one of the world’s most popular online gaming entertainment companies with both PC and mobile offering for end users (B2C) as well as white label customers (B2B). Prior to his position at 888 Holdings, Mr. Madar served as a Managing Partner at POC Management Consulting, a management consulting firm consulting to leading corporations in the Israeli market, to include: financial institutes, communication companies, leading manufacturers and retailers.

Prof. Uri Polat Ph.D., Chief Scientific Officer and Director. Prof. Polat is the director of the Visual and Clinical Neuroscience Laboratory at the Eye Research Institute at the Sheba Medical Center, Faculty of Medicine, Tel-Aviv University. He received a Ph.D. in Brain Research from the Weizmann Institute of Science, Rehovot, Israel. He was at the Smith-Kettlewell Eye Research Institute, San-Francisco, USA for several years as a Fellow and Associate Scientist. Prof. Polat was the Founder and Chief Scientific Officer of NeuroVision Inc. and developed the first FDA approved training for adult Amblyopia. Prof. Polat is a member of the Association for Research in Vision and Ophthalmology (ARVO), the Visual Sciences Society, The Israel Society for Neuroscience, and the International Brain Organization. His research and scientific publications received international recognition and are highly influential in the field of neuronal interaction, brain plasticity and perceptual learning in improving visual functions.

Ram Shaffir, Chief Technology Officer and Director. Mr. Shaffir previously served as Chief Executive Officer of Odysseus-Ventures, a private investment company specializing in early stage life science companies, and currently serves as a director at Stentomics, one of Odysseus Ventures’ portfolio companies. Prior to his position at Odysseus-Ventures, Mr. Shaffir founded and managed VbaTech, a specialized software house providing software architecture and development services to leading financial institutes in Israel. In additional to his extensive investment activities over the last 10 years, Mr. Shaffir consulted many of Israel’s leading insurance companies in IT issues.

Steve Schaeffer, CPA, Chief Financial Officer. Mr. Schaeffer has more than 30 years of accounting and tax experience. His specialty is corporate tax including reorganizations, acquisitions and dispositions. In 1993, he co-founded Cohen & Schaeffer, P.C., a full service CPA firm. Prior to founding Cohen & Schaeffer, Mr. Schaeffer was a tax partner at BDO Seidman and a principal at Laventhol & Horwath heading up the mergers and acquisitions department. Before entering public accounting, he worked for ten years at the Internal Revenue Service. In addition, he taught graduate level tax courses and presented seminars in corporate tax.

Code of Ethics

Our board of directors believes that it is important to encourage the highest level of corporate ethics and responsibility. Among other things, the board has adopted a written code of ethics, which applies to all of our directors, officers and employees, as well as a procedure by which employees can anonymously report any problems they may detect with respect to our financial reporting. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in our public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code of ethics, as well as other information pertaining to our committees, corporate governance and reporting with the SEC, can be found on our website at http://www.glassesoff.com.

Audit Committee

We have a standing Audit Committee composed of two members of the Board of Directors. We require that all Audit Committee members be able to read and understand financial statements, including the Company’s balance sheet, income statement and cash flow statements, and that at least one member, through appropriate education and/or experience, satisfies the definition of “audit committee financial expert” as defined by the rules and regulations of the SEC. Shai Novik and Sasson Darwish comprise our Audit Committee. Our board of directors has determined that both Mr. Novik and Mr. Darwish qualify as “audit committee financial experts” under the applicable rules of the SEC. In making this determination, our board of directors determined that each of Mr. Novik and Mr. Darwish has accounting and related financial management expertise within the meaning of the aforementioned rules. The Board of Directors has additionally determined that all members of the Audit Committee are independent for Audit Committee purposes under the more stringent independence standards required by NYSE MKT rules, which we have adopted notwithstanding that our common stock is not listed on the NYSE MKT, and the rules and regulations of the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

In connection with the Merger, we amended and restated our bylaws. Our Amended and Restated Bylaws materially change the procedures by which security holders may recommend nominees to our board of directors. In order for a security holder to submit a proposal for a director nominee to serve as on our board of directors, such security holder must provide advance notice of such proposal. Generally, notice must be delivered to our Secretary at our principal office no less than 120 days nor more than 180 days prior to the date of the meeting at which directors are to be nominated. The notice must include the text of the proposal to be presented and a brief written statement of the reasons why such security holder favors the proposal as well as (i) the security holder’s name and address, (ii) the number and class of all shares of each class of stock of the Company beneficially owned by such security holder, (iii) the name in which such shares are registered on the stock transfer books of the Company and if such security holder is not the holder of record, a representation that such security holder has a valid proxy granted by the record holder which is in full force and effect and which authorizes the security holder to make and vote on such proposal together with an attached complete copy of such proxy, (iv) a representation that the security holder is entitled to vote at the meeting and intends to appear at the meeting in person or by proxy to submit the business to be submitted and (v) any material interest of such security holder in the proposal (other than as a security holder). In addition, the security holder making such proposal shall promptly provide any other information required by law or otherwise reasonably requested by the Company.

Item 11.	Executive Compensation

Executive Compensation

The following table sets forth the 2013 and 2012 compensation for Mr. Madar, our principal executive officer, and our two other most highly compensated executive officers, for the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Nimrod Madar	2013	$156,311	$48,218	$201,841		$46,289	(2)	$452,659
President and Chief Executive Officer	2012	$110,789	—	$739,274	(1)	$37,104	(3)	$887,167

Uri Polat	2013	$137,693	—	—		—		$137,693
Chief Scientific Officer	2012	$102,018	—	—		—		$102,018

Ram Shaffir	2013	$117,875	$170,492	—		—		$288,367
Chief Technology Officer	2012	$122,581	—	$769,393	(1)	—		$891,974

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718 for stock options granted to the executive.
(2)	Includes $ 21,693 in automobile expenses paid by us, including leasing costs, insurance premiums gasoline and/or repairs incurred in connection with the executive’s automobile, $ 13,651 in pension costs related to the executive’s retirement plan and $ 10,945 in contributions to our severance pay fund as required by Israeli law.
(3)	Includes $ 19,046 in automobile expenses paid by us, including leasing costs, insurance premiums gasoline and/or repairs incurred in connection with the executive’s automobile, $ 8,863 in pension costs related to the executive’s retirement plan and $ 9,195 in contributions to our severance pay fund as required by Israeli law.

We have entered into an Employment Agreement with Mr. Madar, which we refer to as the Madar Employment Agreement, a part-time Consulting Agreement with Prof. Polat, Ph.D., which we refer to as the Polat Consulting Agreement, and a Consulting Agreement with Mr. Shaffir, which we refer to as the Shaffir Consulting Agreement, and a part-time Consulting Agreement, with Cohen & Schaeffer LLP, which we refer to as the Schaeffer Consulting Agreement, pursuant to which Steve Schaeffer acts as our Chief Financial Officer. Collectively the foregoing employment and consulting agreements are referred to as the Officer Agreements. The Officer Agreements each have an initial one-year term, which term, except under the Schaeffer Consulting Agreement, shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives the other party written notice, no less than 60 days prior to the end of the then-current term, of an election not to renew the Officer Agreement. Under the Schaeffer Consulting Agreement, the term may be extended for subsequent one-year terms upon mutual agreement of the parties. Pursuant to their Officer Agreements, Prof. Polat and Messrs. Madar, Shaffir and Schaeffer will receive annual base salaries or compensation, as the case may be, of $100,000, $180,000, $50,000 and $48,000, respectively, provided, that Mr. Shaffir’s base compensation will increase to $120,000 following our consummation of a financing round in excess of $6,000,000. In addition, each of Prof. Polat and Messrs. Madar and Shaffir are entitled to an annual cash bonus of up to 25% of his base salary or compensation, as the case may be, based on corporate and personal milestones together with equity performance awards, each as determined by the compensation committee of our board of directors, which we refer to as our Compensation Committee. Upon execution of the Officer Agreements on July 30, 2013, we agreed to grant Prof. Polat and Messrs. Madar and Shaffir options to purchase 350,000, 150,000 and 50,000 shares of common stock, respectively, which were granted on February 7, 2014, at an exercise price of $1.93 per share, which options will vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. In addition we granted Messrs. Madar and Shaffir 200,000 and 300,000 shares, respectively, of restricted common stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

Prof. Polat’s and Messrs. Madar’s and Shaffir’s Officer Agreements provide that if such person voluntarily terminates his employment or consultancy, as the case may be (other than in connection with a change of control of GlassesOff and certain other reasons), or we terminate his employment or consultancy, as the case may be, for “cause” (as defined in the agreement) then he will be entitled only to payment of his base salary or compensation, as the case may be, through the date of termination, and will not be entitled to any performance bonus for that year. However, if any such person terminates his Officer Agreement as the result of a material breach by us, he will be entitled to continued payment of his base salary for a period of six months following such termination, plus the value of any accrued benefits (if any), and all unvested options and shares of restricted common stock granted to him shall immediately vest and become exercisable. If we terminate any such person other than for cause or if the term expires and is not renewed by us, then, (i) in the case of Mr. Madar, he will be entitled to continued payment of his base salary or compensation, as the case may be, for a period of six months following such termination or non-renewal, and he would additionally receive the value of accrued benefits and a pro-rata portion of the current year’s performance bonus, and (ii) in the case of Prof. Polat and Mr. Shaffir, he will be entitled to receive an amount equal to his then-current base salary for a period of six months following such termination or non-renewal, and he would additionally receive the value of accrued benefits and a pro-rata portion of the current year’s performance bonus.

If either (a) Prof. Polat or Messrs. Madar or Shaffir terminates his employment or consultancy, as the case may be, for “good reason” (as defined in the agreement) or (b) we or our successor terminates his employment or consultancy, as the case may be, within 12 months following a change in control (as defined in the agreement), then he will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary or compensation, as the case may be, for six months and (ii) his base salary or compensation, as the case may be, for the remainder of the then unexpired term, and all unvested stock options and shares of Restricted common stock will immediately vest and become exercisable. This amount is subject to reduction so that the total amount of payments or benefits provided to him under his agreement or any benefit plans or agreements will not constitute an “excess parachute payment” under the Internal Revenue Code.

The Officer Agreements include covenants limiting the ability of each of Prof. Polat and Messrs. Madar and Shaffir to compete with us during the term of his employment or during the consulting period, as the case may be, and for a period of one year following his termination for cause by us, and includes a nonsolicitation provision that applies during the same period.

The Officer Agreements provide Mr. Madar and, to the extent not inconsistent with an independent contractor relationship, each of Prof. Polat and Mr. Shaffir, with such benefits as are provided generally to our executive officers, which includes the use of a company car for which he will be grossed-up for any tax liability incurred with respect to the car’s “value equivalent” (the value of the car usage) for tax purposes as updated from time to time, provided, that, the use of a company car for Prof. Polat and Mr. Shaffir is subject to approval of our board of directors.

Pursuant to their Officer Agreements, each of Prof. Polat and Mr. Shaffir, are entitled to assign all or a part of his rights and obligations thereunder to a controlled entity (a “Controlled Entity” is an entity wholly owned by such individual and/or members of such individual’s immediate family); provided, that (i) the Controlled Entity joins as a party to the Officer Agreement and agrees to be bound by the provisions thereof, (ii) the Controlled Entity shall at all times after such assignment employ or otherwise retain the services of such individual, (iii) such individual remains personally bound by and subject to the certain confidentiality and non-competition restrictions contained in the Officer Agreement, (iv) the management services and other duties required under the Officer Agreement shall be rendered by the Controlled Entity only through such individual and (v) we incur no additional cost due to such assignment.

The three primary components of compensation for our organization are salary, bonuses and equity incentives (stock options). Each is described in more detail below.

Salary

Salaries are initially negotiated and generally set forth in employment or consulting agreements between each of our executives and us. Thereafter, our Compensation Committee reviews the salaries of our executive management annually. Salaries are established by (a) reviewing the performance of the executive, (b) adjusting (upwards or downward) to reflect individual qualifications, job uniqueness and performance and (c) engaging in discussions between the CEO and the Compensation Committee in order to make revisions as needed.

Bonuses

We believe that bonuses based on both personal and corporate targets are important in order to incentivize employees and management to achieve our goals. We grant bonuses based on corporate and personal milestones, each as determined by our Compensation Committee.

Equity Compensation

We believe that equity ownership by executive management is important in order to align our long-term rewards program with the interests of our stockholders. Additionally, long-term awards are needed to attract and retain talented and success-driven employees.

Benefits and Perks

We do not currently have a written benefits and perks policy. We intend to provide our executive officers with benefits and perks that are customarily provided to executive officers of public companies of similar size, including, for example, the use of a company car for which we will gross-up the executive’s compensation for any tax liability incurred with respect to the car’s “value equivalent”.

Employment Agreements

We generally negotiate employment or consulting agreements with our named executive officers. The purpose of these arrangements is to secure qualified executives for leadership positions in our organization, as well as to protect our intellectual property by virtue of restrictive covenants contained in the agreements. As described above, we currently have an employment or consulting agreement with each of Prof. Polat, Mr. Madar and Mr. Shaffir.

Director Compensation

Members of our board of directors who are also officers do not receive separate compensation for their respective service on our board of directors. Mr. Novik receives annual compensation of $75,000 for his service as Chairman of our board of directors. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. On July 30, 2013, we granted Mr. Novik 300,000 shares of restricted common stock, which vest in substantially equal monthly installments over a period of 12 months from the date of grant.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Shai Novik	$31,250	$118,457	$149,707
Sasson Darwish	$8,000	—	$8,000

—————————————

(1)	Amount represents the aggregate grant date fair value of stock awards granted during the fiscal year ended December 31, 2013. For additional information regarding assumptions underlying the valuation of equity awards and the calculation method, please refer to Note 8 to our consolidated financial statements, which are contained in this Annual Report on Form 10-K for the year ended December 31, 2013. As of December 31, 2013, the aggregate number of outstanding stock awards and stock option awards (both exercisable and unexercisable) for the persons named in the table above were as follows:

Name	Aggregate Number of Options Awards	Aggregate Number of Stock Awards
Shai Novik	—	300,000
Sasson Darwish	—	—

Outstanding Equity Awards as of December 31, 2013

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2013.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not yet vested (#)		Market Value of shares of stock that have not yet vested ($)(1)
Nimrod Madar	2,410,687	—	$0.0013	May 8, 2022	200,000	(2)	$440,000
	768,118	—	$0.0013	November 20, 2022	—		—
Uri Polat	—	—	—	—	—		—
Ram Shaffir	2,597,632	—	$0.0013	May 8, 2022	300,000	(2)	$660,000

________________________

(1)	The market value of the shares was calculated based upon the closing price of our common stock of $2.20 per share, as reported on the OTCBB on December 31, 2013.

(2)	Restricted common stock vests in substantially equal amounts on July 30 of each of 2014, 2015 and 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of March 10, 2014, the following table sets forth information regarding the beneficial ownership of our common stock by:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and named executive officers as a group; and

•	each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of our common stock that are shown as beneficially owned by them. In computing the number of shares of common stock by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of March 10, 2014 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each individual is c/o GlassesOff Inc., 5 Jabotinski St., POB 12, Ramat Gan, Israel 5252006. The following information is based upon information provided to us or filed with the SEC by the persons named below.

Name and Address of	Number of Shares		Percentage of Outstanding Common Shares(1)

Directors and Named Executive Officers:
Uri Polat, Chief Scientific Officer and Director	15,985,641		29.9%
Shai Novik, Chairman of the Board	7,503,214	(2)	14.0%
Ram Shaffir, Chief Technology Officer and Director	10,884,095	(3)	19.3%
Nimrod Madar, President, Chief Executive Officer and Director	3,378,805	(4)	5.9%
Steve Schaeffer, Chief Financial Officer	–		*
Sasson Darwish, Vice Chairman of the Board	615,736	(5)	1.1%
All Executive Officers and Directors as a Group (6 Persons)	34,266,238		56.9%
Certain Beneficial Owners:
Odysseus Ventures LLP (6)	4,101,253		7.7%
IGWT Global Services LTD. (7)	4,007,898		7.5%

 _________________

*      Less than 1%

(1)	Based on 53,412,362 shares issued and outstanding as of March 10, 2014.

(2)	Includes options to purchase 27,500 shares. Also includes (i) 4,101,253 shares held by Odysseus Ventures LLP, over which Shai Novik shares voting and investment control, and (ii) 17,000 shares owned by Mr. Novik’s spouse through her 401(k) plan. Mr. Novik disclaims beneficial ownership of all of the foregoing shares except to the extent of his pecuniary interest therein.

(3)	Includes Warrants to purchase 400,000 shares and options to purchase 2,597,632 shares. This also includes 4,101,253 shares held by Odysseus Ventures LLP, over which Ram Shaffir shares voting and investment control. Mr. Shaffir disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)	Includes options to purchase 3,178,811 shares.

(5)	Includes Warrants to purchase 341,801 shares and warrants issued in connection with the Merger to purchase 80,000 shares.

(6)	The address of Odysseus Ventures LLP is 28 Harakevet Street, Tel Aviv, Israel 67770. Ram Shaffir and Shai Novik have shared voting and investment control over the shares held by Odysseus Ventures LLP.

(7)	The address of IGWT Global Services LTD. is Craigmuir Chambers, P.O. Box 71, Road Town, Tortola VG1110 BVI. Kretzmer & Associates PLLC has voting and investment control over the shares held by IGWT Global Services LTD.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 about securities authorized for issuance under the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Plan”), which was adopted by our board of directors on June 26, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	9,819,872	$0.015	4,180,128
Total	9,819,872	$0.015	4,180,128

The purpose of the Plan is to assist us and our subsidiaries in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants, who provide services to us or our subsidiaries by enabling such persons to acquire or increase a proprietary interest in us, which we believe strengthens the mutuality of interests between such persons and our stockholders. We have reserved 14,000,000 shares of common stock for issuance under the plan, of which 4,180,128 remain available for issuance. To the extent of a forfeiture, expiration, termination, non-issuance or cash settlement of shares of common stock subject to an award or to any award, as applicable, such shares will again be available for delivery with respect to awards under the Plan.

The Plan is administered by our Compensation Committee or a subcommittee thereof. If our board of directors fails to designate a committee or if there are no longer any members on the committee so designated by our board of directors, or for any other reason determined by our board of directors, then our board of directors will serve as the committee. The committee may appoint agents to assist it in administering the Plan. Subject to the terms of the plan, the committee is authorized to: (a) designate participants; (b) grant awards; (c) determine the type, number and other terms and conditions of, and all other matters relating to, awards; (d) prescribe award agreements; (e) construe and interpret the Plan and award agreements; (f) establish, amend, suspend, or waive such rules and regulations and appoint such agents as it will deem appropriate for the proper administration of the Plan; (g) make any other determination and take any other action that the committee deems necessary or advisable for the administration of the Plan; (h) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares, other awards, other property, net settlement, or any combination thereof, or canceled, forfeited, or suspended, and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; and (i) determine whether, to what extent, and under what circumstances cash, shares, other awards, other property, and other amounts payable with respect to an award under the Plan will be deferred either automatically or at the election of the holder thereof or of the committee. The committee has the authority to adopt such modifications, procedures, and subplans as may be necessary or desirable to comply with provisions of the laws of foreign countries in which we or our subsidiaries may operate to assure the viability of the benefits from awards granted to participants performing services in such countries and to meet the objectives of the Plan.

The persons eligible to receive awards under the Plan are our officers, directors, employees and individual consultants of us or any of our subsidiaries, or our prospective employees or any of our subsidiaries (conditioned upon, and effective not earlier than, such person becoming an employee of the Company or any of our subsidiaries). The Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, stock granted as a bonus or in lieu of another award, other stock-based awards and performance awards. Stock options granted under the Plan will have an exercise price per share not less than 100% of the fair market value of our common stock on the grant date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On July 30, 2013, in connection with the Merger, we consummated a private placement, pursuant to which certain investors purchased an aggregate of 2,490,000 units, referred to as Units, for a purchase price in cash of $1.25 per Unit, each of which comprised one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.25 per share, which were refer to as Warrants. Before expenses, we received an aggregate of approximately $3,112,500 in gross proceeds from the issuance of the Units. Ram Shaffir, our Chief Technology Officer and a director, participated in the private placement as an investor. Mr. Shaffir participated on the same terms as the other investors, and he purchased 400,000 Units for a total of $500,000.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors conducts an appropriate review of and oversees all related-party transactions. We have not yet adopted formal standards in respect of the review and approval or ratification of related-party transactions; however, our board has conformed to the following standards: (i) all related-party transactions must be fair and reasonable to us and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time authorized by the board; and (ii) all related-party transactions must be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

Director Independence

We evaluate the independence of directors and the composition of the committees of the board of directors in accordance with the rules of the NYSE MKT, notwithstanding that our common stock is not listed for trading on the NYSE MKT or any other national securities exchange. Our board utilizes the definition of “independence”, including for Audit Committee purposes, as that term is defined by the applicable NYSE MKT rules. Our board of directors analyzes whether a director is independent by evaluating, among other factors, the following:

•	whether the director has any material relationship that may impair his or her independent judgment;

•	whether the director is a current employee of GlassesOff or our subsidiaries or was an employee of GlassesOff or our subsidiaries within the three years preceding the determination date;

•	whether the director accepted or has an immediate family member who accepted any compensation from GlassesOff or our subsidiaries within the three years preceding the determination of independence, other than (a) compensation for board or board committee service, (b) compensation paid to an immediate family member who is our employee (other than an executive officer), (c) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or (d) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	whether the director is, or has an immediate family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments exceeding certain amounts in any of our most recent three fiscal years;

•	whether the director is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers serve on the compensation committee of such other entity; and

•	whether the director is, or has an immediate family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

The above list is not exhaustive, and the board of directors considers other factors when determining whether a director is independent.

Our board is composed of Shai Novik, M.B.A., Nimrod Madar, M.B.A., Uri Polat, Ph.D., Ram Shaffir and Sasson Darwish. Based on the independence standards discussed above, our board has affirmatively determined that each of Mr. Novik and Mr. Darwish is independent. Mr. Madar, Prof. Polat and Mr. Shaffir are not independent because each serves as one of our executive officers.

Item 14.	Principal Accounting Fees and Services

Our independent auditor for the year ended December 31, 2013 was the firm of Yarel + Partners CPA (ISR). The following table sets forth fees billed to us by Yarel + Partners CPA (ISR) for the fiscal years ended December 31, 2013 and 2012 for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (b) services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as “audit fees;” (c) services rendered in connection with tax compliance, tax advice and tax planning; and (d) all other fees for services rendered.

	Year Ended December 31,
	2013	2012
Audit Fees	$50,000	$50,000
Audit Related Fees	—	—
Tax Fees (1)	$2,881	$2,679
All Other Fees	—	—

____________

(1)	Tax fees pre-approved by the Audit Committee relate to preparation of the Company’s Israeli subsidiary’s annual tax report.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Audit Committee approved all of the fees paid to Yarel + Partners CPA (ISR) for the years ended December 31, 2013 and 2012.

The Audit Committee, after consideration of the matter, does not believe that any of the services rendered to us by Yarel + Partners CPA (ISR) were incompatible with maintaining Yarel + Partners CPA (ISR)’s independence as our principal independent registered public accountant.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.        Financial Statements.    The following Consolidated Financial Statements of GlassesOff Inc. are included in Item 8 of this Annual Report on Form 10-K:

2.       Financial Statement Schedule.    The information required by this item is included in the consolidated financial statements contained in this Annual Report on Form 10-K.

3.        Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of June 26, 2013, by and among Autovative Products, Inc., Ucansi Acquisition Corp. and Ucansi Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.3	Spin-Off Agreement, dated as of May 23, 2013, by and between Autovative Products, Inc. and David Funderburk, filed as Exhibit 2.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of GlassesOff Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of GlassesOff Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.1	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of July 30, 2013, by and among GlassesOff and the Investors party thereto., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2	License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+	Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.5+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+	Consulting Agreement, dated July 30, 2013, by and between GlassesOff and Cohen & Schaeffer P.C., filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

Exhibit	Description

10.7+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.8+*	Form of Option Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan.

10.9+*	Form of Restricted Stock Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan.

21.1*	Subsidiaries of GlassesOff Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

___________________

*	Filed herewith.
+	Compensation plan or arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlassesOff Inc.

By:	/s/ Nimrod Madar
Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2014

By:	/s/ Steve Schaeffer
Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nimrod Madar	President, Chief Executive Officer and Director	March 31, 2014
Nimrod Madar	(Principal Executive Officer)

/s/ Steve Schaeffer	Chief Financial Officer	March 31, 2014
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shai Novik	Chairman of the Board	March 31, 2014
Shai Novik

/s/ Sasson Darwish	Vice Chairman of the Board	March 31, 2014
Sasson Darwish

/s/ Uri Polat	Chief Scientific Officer and Director	March 31, 2014
Uri Polat

/s/ Ram Shaffir	Chief Technology Officer and Director	March 31, 2014
Ram Shaffir

GLASSESOFF INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

THE TWO YEARS ENDED DECEMBER 31, 2013

AND THE PERIOD OF INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2013

F-1

GLASSESOFF INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

AND THE TWO YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD OF INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GlassesOff Inc.

We have audited the accompanying consolidated balance sheets of GlassesOff Inc. and subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period of inception (February 5, 2007) through December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period of inception (February 5, 2007) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2.u to the financial statements, the Company reclassified the accompanying 2012 financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1b, the Company has incurred operating losses and its ability to continue to operate as a going concern is dependent upon additional financial support. These conditions and others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Yarel + Partners

Yarel + Partners

Tel-Aviv, Israel

March 17, 2014

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS (Except shares and par value amounts)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,526	$779
Accounts receivable and prepaid expenses	160	116
Total Current Assets	1,686	895
Long Term Assets:
Property and equipment, net	70	46
Long term prepaid expenses	13	2
Restricted cash	67	20
Total Long Term Assets	150	68
Total Assets	$1,836	$963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$94	$83
Related parties payable	350	168
Accrued expenses and other liabilities	255	178
Total Current Liabilities	699	429

Commitments and Contingent Liabilities

Stockholders’ Equity:
Stock capital - Common shares of $0.001 par value per share 200,000,000 shares of common stock authorized ; 53,287,362 and 28,527,894 shares issued and outstanding at December 31, 2013 and 2012 , respectively	53	28
Preferred stock of $0.001 par value per share 20,000,000 shares of preferred stock authorized; 0 and 11,625,044 issued and outstanding at December 31, 2013 and 2012, respectively	-	12
Additional paid-in capital	13,321	8,616
Deferred compensation	(790)	-
Accumulated deficit during development stage	(11,447)	(8,122)
Total Stockholders’ Equity	1,137	534
Total Liabilities and Stockholders’ Equity	$1,836	$963

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS (Except shares and per share amounts)

			Period of inception
			(February 5, 2007)
	Year ended December 31,		through December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses:
In process research and development write off	-	-	(1,427)
Research and development	(1,678)	(2,249)	(6,621)
Sales and marketing	(419)	-	(419)
General and administrative	(1,191)	(1,238)	(2,899)

Total operating expenses	(3,288)	(3,487)	(11,366)
Operating (loss)	(3,288)	(3,487)	(11,366)
Financial income (expenses), net	(37)	14	(81)

Net (loss)	$(3,325)	$(3,473)	$(11,447)

( Loss) per share (basic & diluted)	$(0.07)	$(0.10)

Weighted average number of shares outstanding	45,267,803	37,163,002

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD OF INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2013

IN THOUSANDS (Except number of shares)

	Preferred Stock		Common Stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	stage	equity

Balance as of February 5, 2007 (date of inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for In Process R&D	-	-	26,623,462	27	1,400	-	-	1,427

Issuance of common stock for cash, net	-	-	1,540,859	1	65	-	-	66

Issuance of preferred stock and stock warrants for cash, net	3,363,311	3	-	-	557	-	-	560

Net (loss)	-	-	-	-	-	-	(1,682)	(1,682)

Balance as of December 31, 2007	3,363,311	3	28,164,321	28	2,022	-	(1,682)	371

Issuance of series A-3 warrants for cash	-	-	-	-	43	-	-	43

Dividend on series A-3 preferred stock	-	-	-	-	(2)	-	-	(2)

Stock-based compensation	-	-	-	-	9	-	-	9

Net (loss)	-	-	-	-	-	-	(449)	(449)

Balance as of December 31, 2008	3,363,311	3	28,164,321	28	2,072	-	(2,131)	(28)

Issuance of series A-3 warrants for cash	-	-	-	-	92	-	-	92

Dividend on series A-3 preferred stock	-	-	-	-	(24)	-	-	(24)

Stock-based compensation	-	-	-	-	34	-	-	34

Net (loss)	-	-	-	-	-	-	(348)	(348)

Balance as of December 31, 2009	3,363,311	3	28,164,321	28	2,174	-	(2,479)	(274)

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE PERIOD OF INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2013

IN THOUSANDS (Except number of shares)

	Preferred Stock		Common Stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	stage	equity

Balance as of December 31, 2009	3,363,311	3	28,164,321	28	2,174	-	(2,479)	(274)

Issuance of preferred stock and warrants for cash	1,536,235	2	-	-	1,123	-	-	1,125

Dividend on series A-3 preferred stock	-	-	-	-	(84)	-	-	(84)

Stock-based compensation	-	-	-	-	181	-	-	181

Net (loss)	-	-	-	-	-	-	(826)	(826)

Balance as of December 31, 2010	4,899,546	5	28,164,321	28	3,394	-	(3,305)	122

Issuance of preferred stock for cash	1,044,640	1	-	-	680	-	-	681

Dividend on series A-3 preferred stock	-	-	-	-	(116)	-	-	(116)

Stock-based compensation	-	-	-	-	30	-	-	30

Net (loss)	-	-	-	-	-	-	(1,344)	(1,344)

Balance as of December 31, 2011	5,944,186	6	28,164,321	28	3,988	-	(4,649)	(627)

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE PERIOD OF INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2013

IN THOUSANDS (Except number of shares)

	Preferred Stock		Common Stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	stage	equity

Balance as of December 31, 2011	5,944,186	$6	28,164,321	$28	$3,988	$-	$(4,649)	$(627)

Common stock issuable in conjunction with exercise of stock options	-	-	363,573	*	*	-	-	*

Issuance of preferred stock for cash, net	2,519,426	3	-	-	1,631	-	-	1,634

Exchange of A-3 redeemable preferred stock to A-7 preferred stock	3,161,432	3	-	-	1,114	-	-	1,117

Dividend on series A-3 preferred stock	-	-	-	-	(109)	-	-	(109)

Stock-based compensation	-	-	-	-	1,992	-	-	1,992

Net (loss)					-	-	(3,473)	(3,473)

Balance as of December 31, 2012	11,625,044	$12	28,527,894	$28	$8,616	$-	$(8,122)	$534

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE PERIOD OF INCEPTION (FEBRUARY 5, 2007) THROUGH DECEMBER 31, 2013

IN THOUSANDS (Except number of shares)

	Preferred Stock		Common Stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	stage	equity

Balance as of December 31, 2012	11,625,044	$12	28,527,894	$28	$8,616	$-	$(8,122)	$534

Exchange of A-5 preferred stock to A-7 preferred stock	169,524	*	-	-	*	-	*	*

Cancellation of option exercise	-	-	(363,573)	*	(*)	-	-	-

Exchange of A-2 warrants to common stock	-	-	41,141	*	(*)	-	-	-

Forward split for Shell	-	-	9,997,332	10	(10)	-	-	-

Exchange of preferred stock to common stock	(11,794,568)	(12)	11,794,568	12	-	-	-	-

Issuance of Common Stock and warrants, net of $257 issuance expenses	-	-	2,490,000	2	2,854	-	-	2,856

Deferred compensation on restricted shares of common stock	-	-	800,000	1	1,126	(790)	-	337

Stock-based compensation	-	-	-	-	735	-	-	735

Net (loss)	-	-	-	-	-	-	(3,325)	(3,325)

Balance as of December 31, 2013	-	$-	53,287,362	$53	$13,321	$(790)	$(11,447)	$1,137

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

			Period of inception
			(February 5, 2007)
	Year ended December 31,		through December 31,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(3,325)	$(3,473)	$(11,447)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	24	13	88
In-Process Research and Development write-off	-	-	1,427
Stock-based compensation	1,072	1,992	3,317
Changes in assets and liabilities:
(Decrease) in accrued severance pay	-	(13)	-
Increase in accounts receivable and prepaid expenses	(55)	(93)	(173)
Increase in trade payables	11	78	94
Increase in related parties payable	182	138	350
Long term deposit exchange rate differences	-	(1)	-
Increase in accrued expenses and other liabilities	77	65	255
Net cash (used in) operating activities	(2,014)	(1,294)	(6,089)

Cash flows from investing activities
Purchase of property and equipment	(48)	(2)	(158)
Severance pay fund	-	4	-
Restricted cash	(47)	-	(67)
Net cash provided by (used in) investing activities	(95)	2	(225)

Cash flows from financing activities
Proceeds from issuance of preferred stock	-	1,634	4,632
Proceeds from issuance of stock warrants	-	-	286
Proceeds from issuance of common stock and warrants, net	2,856	*	2,922
Net cash provided by financing activities	2,856	1,634	7,840

Increase in cash and cash equivalents	747	342	1,526
Cash and cash equivalents at the beginning of period	779	437	-
Cash and cash equivalents at the end of period	$1,526	$779	$1,526

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

IN THOUSANDS (Except number of warrants and shares)

				Period of inception
				(February 5, 2007)
	Year ended December 31,			through December 31,
	2013		2012	2013

Non cash transactions:
Issuance of common stock in acquisition of In-Process Research and Development		$-	$-	$1,427
Exchange of redeemable preferred stock with non-redeemable preferred stock		$-	$1,117	$1,117
Exchange of Series A-5 preferred stock with Series A-7 preferred stock	$	*	$-	$ *
Preferred stock converted into common stock		$12	$-	$12
Common stock issued in reverse acquisition		$10	$-	$10
Cashless exercise of 80,291 warrants into 41,141 shares of common stock	$	*	$-	$ *
Cancellation of option exercise	$	*	$-	$ *

Additional information:
Cash paid for income taxes		$-	$-	$-
Cash paid for interest expense		$-	$-	$-

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 1:-     GENERAL

a.	GlassesOff Inc. (the “Company”) formerly named Autovative Products, Inc., was formed on December 8, 2004 under the laws of the State of Nevada.

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

These consolidated financial statements following the reverse acquisition are under the name of the legal parent GlassesOff Inc. but reflect the financial statements of Ucansi, which have been retroactively adjusted to reflect GlassesOff Inc.'s legal capital.

The Company is a development stage neuroscience software technology company, utilizing patented technology to develop consumer-oriented software applications for improving, through exercise, near vision sharpness, by improving the image processing function in the visual cortex of the brain. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd, formerly named Eyekon Blue White Ltd.

b.	The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $11,447 through December 31, 2013. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development.

The Company's ability to continue to operate as a going concern is dependent upon additional financial support. These financial statements do not include any adjustments relating to the recoverability and classification of assets' carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies followed in the preparation of the financial statements, on a consistent basis are:

a.	Use of estimates:
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

b.	Patents:
As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. To date, the Company has not capitalized patent costs.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Financial statements in U.S. dollars:
The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of Eyekon E.R.D. Ltd.'s operations are currently conducted in Israel and most of the Israeli expenses are currently paid in new Israeli shekels ("NIS"); however, the subsidiary's operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company's funding. Therefore the currency which is used to the operating activities, financing and investing activities including loans and equity transactions are made in U.S. dollars.
Accordingly, the functional and reporting currency of the Company is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

d.	Comprehensive Income (Loss):
Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive loss consists of net loss.

e.	Segment Reporting:
A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

f.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ucanci Inc. and Eyekon E.R.D. Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

g.	Cash and cash equivalents:

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

h.	Restricted cash:

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a line of credit on credit cards to assure future credit availability and for an office lease agreement.. Restricted cash is classified as short and long term according to the restriction terms.

i.	Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2013 and 2012, the Company has not accrued an allowance for uncollectible accounts.

j.	Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

The annual depreciation rates are as follows:	%
Office furniture and equipment	7 - 15
Laboratory equipment	7 - 15
Computers and electronic equipment	33
Leasehold improvements	10

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (continued)

 k.   Long lived assets:

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value.

Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from February 5, 2007 (inception date) through December 31, 2013.

 l.    Accounting for stock-based compensation:

ASC 718 - “Compensation-stock Compensation”- (“ASC 718”) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option Pricing Model ("OPM"). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company estimates the fair value of stock options granted using the Black-Scholes Merton OPM. The OPM requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term.

Until August 2013 there was no market for the Company's common shares. Thus, it was not possible to estimate the expected volatility of the Company's share price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of comparable companies in the industry. The expected term of options granted represents the period of time that options granted are expected to be outstanding, management used the simplified method for estimating the expected term of options due to insufficient readily available historical exercise data. The risk-free interest rate was based on the yield rates of U.S. Government Treasury Bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

Determining the fair value of options granted on or after November 2013, is made using the Company's share price, thus, the expected volatility is calculated on the basis of the Company's historical share price as the Company's management believes that although the Company's shares have a short history of trading, the volatility of the Company's shares is a better indication of its future shares volatility than those of comparable companies. The expected term of options granted on or after November 2013 is no longer based on the simplified method, it represents the estimation of management of the period of time that options granted are expected to be outstanding.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees.

The fair value for these options was estimated using the Black-Scholes Merton OPM with the following assumptions:

	Year ended December 31, 2013	Year ended December 31, 2012

Weighted Average Risk free interest rate	0.123%	0.511%
Dividend yield	0%	0%
Weighted Average Volatility factor	0.9941	0.9375
Weighted Average Expected life of the options	0.87	4.01

m.   Research and development costs:

Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, stock- based compensation benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

n.    Severance pay:

All employees signed on employment agreements implementing Section 14 of the Israeli Severance Pay Law, mandating that upon termination of the employees’ employment, the Company shall release to them all the amounts accrued in their insurance policies. The severance pay liabilities and deposits covered by these plans are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds.

o.    Income taxes:

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes. ASC 740-10 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

p.    Concentrations of credit risk:

Financial instruments that potentially subject the Company and subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in major banks in Israel and in the U.S. Such deposits in Israel and the U.S. are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or any other hedging arrangements.

q.    Fair value measurements:

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below.
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

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares and per share value amounts)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

q.    Fair value measurements (continued):

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,526	$1,526	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$1,593	$1,593	$-	$-

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$779	$779	$-	$-
Restricted cash	20	20	-	-
Total assets at fair value, net	$799	$799	$-	$-

r.    (Loss) per share:

Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share were 17,910,054 and 10,951,053 for the years ended December 31, 2013 and 2012, respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock (thousands, except share amounts and per share amounts):

	Year ended December 31,
	2013	2012
Basic & Diluted net (loss) per share:

(Loss) from continuing operations	$(3,325)	$(3,473)
Less: accumulating dividend on preferred stock	-	(109)
	$(3,325)	$(3,582)

Number of common shares	38,464,166	28,224,082
Number of participating Series A Preferred shares	6,803,637	8,938,920
Number of shares used in per share computation	45,267,803	37,163,002
Basic net (loss) per share	$(0.07)	$(0.10)

Series A Preferred Stock holders participated in dividends with common stock holders and were therefore included in the computation of basic EPS. All Series A preferred stock ceased to exist upon consummation of the Merger on the Closing Date.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

s.    Revenue recognition:

Revenue, if and when generated, will be derived from subscription fees for access to and use of its on-demand application services. Under such subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services will be recognized in accordance with accounting standards for service contracts.

There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards will require the Company to exercise significant judgment related to specific transactions and transaction types.

t.     Impact of recently issued accounting standards:

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. This became effective for the Company on January 1, 2013 and its adoption did not impact the Company's consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013 and affects disclosures only; the ASU adoption did not impact the Company's consolidated results of operation and financial condition.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides clarifying guidance concerning the accounting for the cumulative translation adjustment (1) when a parent sells a portion or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets within a foreign entity, and (2) in connection with the acquisition of a foreign entity achieved in stages. The amended guidance, which should be applied prospectively, is effective for public entities for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted, with application as of the beginning of the fiscal year of adoption. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

u. Prior period reclassification:

Certain amounts of 2012 Current Receivable and Prepaid Expenses, Trade Payables, and Accrued Expenses and Other Liabilities were reclassified. The company reclassified capitalized deferred issuance costs to prepaid expenses, rather than a deduction of those issuance expenses from Trade Payables, and from Accrued Expenses and Other Liabilities, as follows:

	Previously Reported	Reclassification	Prior year Reclassified
Receivable and prepaid expenses	$11	$105	$116
Trade Payables	$42	$41	$83
Accrued expenses and other liabilities	$114	$64	$178

NOTE 3:-     ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2013	2012

Israeli government authorities	$54	$11
Prepaid expenses	106	105
	$160	$116

NOTE 4:-     PROPERTY AND EQUIPMENT, NET

	December 31,
	2013	2012
Cost:
Office furniture and equipment	$21	$18
Computers and electronic equipment	77	54
Laboratory equipment	31	31
Leasehold improvements	29	7
	158	110
Accumulated depreciation:
Office furniture and equipment	7	6
Computers and electronic equipment	52	41
Laboratory equipment	22	15
Leasehold improvements	7	2
	88	64
Depreciated cost	$70	$46

Depreciation expenses for the years ended December 31, 2013, 2012 and for the period of inception (February 5, 2007) through December 31, 2013 were $24, $13, and $88, respectively.

NOTE 5:-     ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2013	2012
Employees and payroll accruals	$169	$77
Accrued expenses	74	99
Other	12	2
	$255	$178

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 6:-     COMMITMENTS AND CONTINGENT LIABILITIES (continues):

a.	In July 2011, the Company entered into a license agreement with RevitalVision LLC. a Kansas Limited Liability Corporation, which is the owner of several patents in the area of perceptual learning systems and methods. Pursuant to the license agreement, RevitalVision LLC. granted the Company a non-exclusive license to certain patents necessary to the Company for its developments. Under the license agreement, the Company has the right to sub-license the licensed patents. The license agreement terminates when the last of the patents licensed to the Company expires, unless terminated earlier.

Under the license agreement, the Company is required to pay:

1.	An initial license fee of $50 in three installments, which the Company paid in full.
2.	One time milestone payments in the amount of $25 upon the earlier of: (i) the Company reaching an aggregate of $1,000 of net sales and (ii) July 15, 2013, which the Company paid in full.
3.	Quarterly royalty payments from net sales: (i) up to yearly net sales of $3,000- fees of 5.5% of net sales and (ii) for yearly net sales in excess of $3,000 - fees of 4.5% from such net sales.

b.    Operating leases:

Eyekon E.R.D. Ltd. rents its offices under a lease with a term that commenced December 15, 2013 and expires August 31, 2016. Eyekon E.R.D. Ltd. additionally leases a vehicle under a lease that commenced August 2, 2011 and expired, 2014.

Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2013, are as follows:

Year ended December 31,
2014	$92
2015	91
2016	61
Total	$244

Rent expenses for the years ended December 31, 2013, 2012 and for the period of inception (February 5, 2007) through December 31, 2013 were $32, $35, and $143, respectively.

Car lease expenses for the years ended December 31, 2013, 2012 and for the period of inception (February 5, 2007) through December 31, 2013 were $13, $7, and $23, respectively.

NOTE 7:-     RELATED PARTIES

a.	Consulting and employment agreements with related parties–
On the Closing Date of the merger, the Company entered into: (i) an Employment Agreement with Mr. Madar, the Company's President, Chief Executive Officer and Director. (ii) a part-time Consulting Agreement with Prof. Polat, Ph.D. – the Company's Chief Scientific Officer and Director. (iii) a Consulting Agreement with Mr. Shaffir, - the Company's Chief Technology Officer and Director, and together the “Officer Agreements”. The Officer Agreements each have an initial one-year term, which term shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives the other party written notice of an election not to renew the Officer Agreement. Pursuant to their Officer Agreements, Dr. Polat and Messrs. Madar and Shaffir will receive annual base salaries or compensation, as the case may be, of $100, $180 and $50, respectively, provided, that Mr. Shaffir’s base compensation will increase to $120 following the Company’s consummation of a financing round in excess of $6,000. In addition, each of the officers are entitled to an annual cash bonus of up to 25% of his base salary or compensation, as the case may be, based on corporate and personal milestones together with equity performance awards, each as determined by the compensation committee of the Board of Directors of the Company.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 7:- RELATED PARTIES (continued)

Upon execution of the Officer Agreements, the Company agreed to grant Prof. Polat and Messrs. Madar and Shaffir options to purchase 350,000, 150,000 and 50,000 shares of Common Stock, respectively, which options would vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. The options were granted in February 2014.

In addition the Company granted Messrs. Madar and Shaffir 200,000 and 300,000 shares, respectively, of restricted Common Stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

The Officer Agreements provide that if any of the officers voluntarily terminates his employment or consultancy, as the case may be (other than in connection with a change of control of the Company and certain other reasons), or the Company terminates his employment or consultancy, as the case may be, for “cause” (as defined in the agreement) then he will be entitled only to payment of his base salary or compensation, as the case may be, through the date of termination, and will not be entitled to any performance bonus for that year. However, if any of the officers terminates his Officer Agreement as the result of a material breach by the Company, he will be entitled to continued payment of his base salary for a period of six months following such termination, plus the value of any accrued benefits, and all unvested options and shares of restricted Common Stock granted to him shall immediately vest and become exercisable.

If the Company terminates any such officer other than for cause or if the term expires and is not renewed by the Company, then, the officer will be entitled to continued payment of his base salary or compensation, as the case may be, for a period of six months following such termination or non-renewal, and he would additionally receive the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If either of the officers terminates their employment or consultancy, as the case may be, for “good reason” (as defined in the agreement) or (b) the Company or its successor terminates their employment or consultancy, as the case may be, within 12 months following a change in control (as defined in the agreement), then they will be entitled to receive a lump-sum payment equal to the lesser of (i) their base salary or compensation, as the case may be, for six months and (ii) their base salary or compensation, as the case may be, for the remainder of the then unexpired term, and all unvested stock options and shares of restricted Common Stock will immediately vest and become exercisable.

b.	The following transactions were carried out with related parties:

	2013	2012
Income statements:
Officers remuneration for employment and consulting	$458	$411
Stock based compensation to officers	$421	$1,508

Directors’ who are not officers compensation	$39	$-
Stock based compensation to directors’ who are not officers	$118	$-

Balance sheets:
Related party payables to officers for employment and consulting	$319	$168
Related party payables to directors	$31	$-
	$350	$168

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 8:-	STOCKHOLDERS’ EQUITY

a.	Common Stock:

Pursuant to the Merger as described in Note 1a., the capital structure of the Company changed, and such change has been given retroactive treatment in the Company's balance sheets. Pursuant to the Merger Agreement, all shares of Ucansi’s common and preferred stock that were issued and outstanding immediately preceding the Merger were converted into the right to receive an aggregate of approximately 40,000,000 shares of Common Stock after giving effect to a 7.68-for-1 forward split (effected as a stock dividend).

Each outstanding share of common stock is entitled to one vote per share with respect to each matter on which holders of common stock are entitled to vote. Holders of Common Stock are entitled to receive dividends or other distributions when and if declared by the Company's board of directors, subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under applicable law to pay dividends. In the event of the liquidation of the Company, subject to the rights, if any, of the holders of other classes of our capital stock, the holders of common stock are entitled to receive any of our assets available for distribution to our shareholders ratably in proportion to the number of shares held by them.

b.	On the closing date of the merger, the Company consummated a private placement (the “Private Placement”) in connection with which the Company entered into subscription agreements with certain private investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 2,490,000 units (each, a “Unit”), for a purchase price in cash of $1.25 per Unit, each of which comprised one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $1.25 per share. Before expenses, the Company received an aggregate of approximately $3,112 in gross proceeds from the issuance of the Units. The Company issued the Units in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Investors represented to the Company that they were “accredited investors” as defined in Rule 501(a) under the Act and that the Units were being acquired for investment purposes

c.	Preferred Stock:

The Company's board of directors may issue shares of preferred stock in one or more series without shareholder approval, and each such series of preferred stock may have such preferences, liquidation, dividend, voting and other rights and limitations as the Company's board of directors may determine, any of which could adversely affect the relative rights of the holders of Common Stock. Additionally, the Company's board of directors could authorize and issue preferred stock as a method of discouraging, delaying or preventing a change in control of the Company or making removal of management more difficult.

Prior to the Merger the Company had 11,794,568 outstanding shares of Series A preferred stock. All shares of Series A Preferred (A1 thought A-7) conferred upon their holders the right to vote with holders of the Company’s shares of common stock on an as-converted into common stock basis. Each share of Series A Preferred was entitled to dividends when and if declared by the Board of Directors of the Company, pro rata among themselves and on an as converted into common stock basis. Each share of Series A Preferred was initially convertible into one share of common stock according to the terms set in each of the series A preferred stock agreements. On July 30, 2013, all the then outstanding shares of Series A Preferred Stock, comprising an aggregate of 11,794,568 shares, were converted into the same amount of shares of Ucansi's common stock, which was then exchanged for shares of the Company.

Shares of Series A-1 Preferred - were issued to Odysseus Ventures LLP, a limited liability partnership (the “Seed Investor”), on September 10, 2008 pursuant to a stock purchase agreement entered into by and among the Company, Dr. Uri Polat (the “Founder”) and the Seed Investor pursuant to which the Seed Investor purchased 1,540,859 shares of Common Stock and 2,560,389 shares of Series A-1 Preferred Stock, for a total consideration of $250 paid by the Seed Investor on the Company's inception date February 5, 2007. A sum of $167 was paid to purchase the 2,560,389 shares of Series A-1 Preferred Stock, the remaining $83 were paid in consideration of the 1,540,859 shares of Common Stock.

802,929 Shares of Series A-2 Preferred and were issued to certain investors on September 10, 2008 pursuant to a stock purchase agreement at an aggregated purchase price of $392.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

c.	Preferred Stock: (continued)

Shares of Series A-3 Preferred were issued to investors during the period November 2008 through December 2010 for an aggregated purchase price of $1,043. 777,612, 410,175, and 414,784 shares of Series A-3 Preferred were issued during the years 2010, 2009 and 2008 respectively. Each Series A-3 received an annual dividend of 10% compounded annually. Out of the $1,043 the aggregated purchase price, a sum of $783 was paid to purchase shares of Series A-3 Preferred Stock, and a sum of $260 was paid to purchase warrants (see note 8.i below). Series A-3 Preferred Stock in the amount of $783 were classified outside of permanent equity as temporary equity since the holder could trigger redemption under ASC 480-10S99 (EITF Topic D-98) and the redemption was not solely within the control of the issuer. Upon the occurrence of certain events, shares of Series A-3 Preferred Stock were exchanged into shares of the Company’s subsequently issued securities or shares of Series A-7 Preferred Stock in accordance with the terms set forth in an amendment to the original Series A-3 Purchase Agreements (the “Series A-3 Amendment”), and, as of November 10, 2012, all shares of Series A-3 Preferred and the 10% accrued dividend on the Series A-3 Preferred were exchanged into 2,510,293 shares of Series A-7 Preferred based on a $17,500 pre-money valuation of the Company .

Shares of Series A-4 Preferred were issued to investors during November 2010 through November 2012 at an aggregated purchase price of $2,250 as follows: 1,228,988, 691,306 and 1,536,235 shares of Series A-4 Preferred were issued during the years 2012, 2011 and 2010 respectively. Upon the occurrence of certain events, shares of Series A-4 Preferred Stock were exchanged into shares of the Company’s subsequently issued securities or shares of Series A-7 Preferred Stock in accordance with the terms set forth in an amendment to the original Series A-4 Purchase Agreements (the “Series A-4 Amendment”), and, as of November 10, 2012, all shares of Series A-4 Preferred were converted into 4,098,983 shares of Series A-7 Preferred based on a $17,500 pre-money valuation of the Company.

Shares of Series A-5 Preferred were issued to investors at an aggregated purchase price of $230 during the year 2011. During 2013 all shares of Series A-5 Preferred were converted into shares of A-7 preferred stock based on a $17,500 pre-money valuation of the Company.

On November 28, 2012, the Company entered into a stock purchase agreement with certain investors, pursuant to which the Company issued and sold an aggregate of 1,290,438 shares of its Series A-6 Preferred or aggregate consideration of $834 (a total of $840, less $6 issuing expenses). The terms of the Series A-6 Preferred were substantially similar to the terms of the Series A-5 Preferred.

On November 9, 2012, the Company entered into amendments to the original Series A-3 Preferred, Series A-4 Preferred and Series A-5 Preferred purchase agreements (the “Series A Amendments”). On November 10, 2012 all issued and outstanding shares of Series A-3 Preferred and Series A-4 Preferred were exchanged for 6,609,276 shares of Series A-7 Preferred in accordance with the terms set forth in the Series A Amendments.

On July 30, 2013 the Company converted all 11,794,568 outstanding shares of preferred stock into the same number of shares of common stock.

c.	Restricted Shares

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

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

c.	Restricted Shares (continued)

The Company accounts for employees’ and directors’ restricted stock compensation in accordance with ASC 718, "Share-Based Payment" and for nonemployees' restricted stock compensation in accordance with ASC 505-50, “Equity Based Payments to Non Employees”.

The total restricted stock compensation expenses recognized in 2013 and 2012 were $337 and $0, respectively. Ttotal unrecognized estimated compensation cost related to non-vested restricted stock granted through 2013 was $790, which is expected to be recognized over a weighted average period of 1.32 year.

d.	Stock options

Upon the closing of the Merger, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”). The number of shares of Common Stock authorized for issuance under the Equity Incentive Plan is 14,000,000 shares.

Options granted under the Equity Incentive Plan and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

The Company assumed all of Ucansi’s options that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefore options to acquire approximately 9,019,872 shares of the Company's common stock in terms similar to the terms of Ucansi's options.

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

e.	Employees stock options:

Following is a summary of the changes of the stock options granted to employees during 2013 and 2012:

	December 31, 2013
	Number of Options	Exercise Price
Outstanding at the beginning of the year	4,983,888	$0.0013
Granted	-
Exercised	-
Reinstatement of options (*)	117,775	$0.0013
Outstanding at the end of the year	5,101,663	$0.0013

Options exercisable	4,839,243	$0.0013

	December 31, 2012
	Number of Options	Exercise Price
Outstanding at the beginning of the year	117,775	$0.0013
Granted	4,983,888	$0.0013
Exercised	(117,775)	$0.0013
Outstanding at the end of the year	4,983,888	$0.0013

Options exercisable	3,788,213	$0.0013

Weighted average fair value of options granted during 2012		$0.2955

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 8:- STOCKHOLDERS’ EQUITY (continued)

e. Employees stock options: (continued)

(*) During 2012 a former employee and consultant exercised his options to purchase 117,775 shares of the Company's common stock. The exercise was canceled in July 2013 and the options were reinstated. There was no cost to the company as a result of this transaction.

Following is a summary of changes in nonvested shares granted to employees during the years 2013 and 2012:

	December 31, 2013
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	1,195,675	$0.2955
Granted	-	-
Vested during the year	933,255	$0.2955
Forfeited during the year	-	-
Balance at the end of the year	262,420	$0.2955

	December 31, 2012
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year
Granted	4,983,888	$0.2955
Vested during the year	3,788,213	$0.2955
Forfeited during the year	-	-
Balance at the end of the year	1,195,675	$0.2955

The total unrecognized estimated compensation cost related to non-vested employees' stock options granted until December 31, 2013 was $43 which is expected to be recognized over a weighted average period of 2.15 years.

Compensation costs charged to operations for 2013, 2012 and for the period from February 5, 2007 (date of inception) amounted to $284, $1,148 and $1,491, respectively.

Cash received upon exercise under the Equity Incentive Plans during 2013 and 2012 was $0 and less than 1$, respectively.

The options outstanding as of December 31, 2013 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)
$0.0013	5,101,663	8.39
	5,101,663

The total aggregate intrinsic value of options to employees outstanding at December 31, 2013 was $ 11,217.

The options exercisable as of December 31, 2013 have been separated by exercise prices, as follows:

Exercise Price	# of Options Exercisable	Average Remaining Contractual Life (years)
$0.0013	4,839,243	8.39
	4,839,243

The total aggregate intrinsic value of options to employees exercisable at December 31, 2013 was $ 10,640.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 8:- STOCKHOLDERS’ EQUITY (continued)

f.	Options to nonemployees:

Following is a summary of the changes of the stock options granted to nonemployees during 2013 and 2012:

	December 31, 2013
	Number of Options	Exercise Price
Outstanding at the beginning of the year	3,626,531	$0.0374
Granted	164,108	$0.0013
Exercised	-	-
Reinstatement of options (*)	245,798	$0.0013
Forfeited	(118,228)	$0.0013
Outstanding at the end of the year	3,918,209	$0.0370

Options exercisable	3,774,187	$0.0291

	December 31, 2012
	Number of Options	Exercise Price
Outstanding at the beginning of the year	1,051,353	$0.1343
Granted	2,820,976	$0.0013
Exercised	(245,798)	$0.0013
Outstanding at the end of the year	3,626,531	$0.0399

Options exercisable	3,338,494	$0.0222

Weighted average fair value of options granted during 2013		$0.85

(*) During 2012 a former employee and consultant exercised his options to purchase 245,798 shares of the Company's common stock. The exercise was canceled in July 2013 and the options were reinstated. There was no cost to the company as a result of this transaction.

The total aggregate intrinsic value of options to nonemployees outstanding at December 31, 2013 was $8,475.

The total aggregate intrinsic value of options to nonemployees exercisable at December 31, 2013 was $8,193.

Following is a summary of changes in nonvested options to nonemployees during the years 2013 and 2012:

	December 31, 2013
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	288,037	$0.1989
Granted	164,108	$0.8500
Vested during the year	(308,123)	$0.7959
Balance at the end of the year	144,022	$1.9555

	December 31, 2012
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	432,060	$0.2441
Granted	2,820,976	$0.2955
Vested during the year	(2,964,999)	$0.2916
Balance at the end of the year	288,037	$0.1989

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS (Except shares, options and per share amounts)

NOTE 8:- STOCKHOLDERS’ EQUITY (continued)

f.	Options to nonemployees:

The Company accounted for these grants under the fair value method of ASC 505-50. Compensation costs charged to operations for 2013, 2012 and for the period from February 5, 2007 (date of inception) amounted to $451, $844 and $1,489 respectively.

Cash received upon exercise under the Equity Incentive Plans during 2013 and 2012 was $0 and less than 1$, respectively.

The total unrecognized estimated compensation cost related to nonvested stock options granted to nonemployees at December 31, 2013 was $34 which is expected to be recognized over a weighted average period of 0.48 years.

g.	Total stock options compensation expenses recognized in 2013, 2012 and for the period of inception (February 5, 2007) thought December 31, are as follows:
			Period of inception
			(February 5, 2007)
	Year ended December 31,		through December 31,
	2013	2012	2013
Research and development	$389	$1,241	$1,874
General and administrative	305	751	1,065
Sales and marketing	41	-	41
	$735	$1,992	$2,980

h.	Warrants

Pursuant to the Merger Agreement, the Company assumed all of Ucansi's warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor warrants to acquire approximately 7,603,795shares of common stock.

The following is a summary of the warrants granted:

	as of December 31, 2013
	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2013	7,603,795	$0.91	4.87
Issued in a private placement	2,490,000	$1.25	4.58
Exercised	(80,291)	$0.49	5.12
Outstanding at December 31, 2013	10,013,504	$1.00	4.04

	as of December 31, 2012
	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2012	4,880,636	$0.91	5.69
A-3 warrants exchanged to A-7	(4,807,711)	$0.91	4.86
A-7 warrants granted in exchange to A-3	7,530,870	$0.91	4.86
Outstanding at December 31, 2012	7,603,795	$0.91	4.87

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 9:-	INCOME TAXES

a.	Carryforward losses:

Carry-forward tax losses of the Company as of December 31, 2013 were $923. Carry-forward tax losses of Eyekon E.R.D. Ltd. as of December 31, 2013 were $ 5,123 which may be carried forward and offset against taxable income in the future for an indefinite period.

The components of the Company’s (loss) income before provision for income taxes by jurisdiction are as follows:

			Period of inception
			(February 5, 2007)
	Year ended December 31,		through December 31,
	2013	2012	2013
Domestic	$383	$139	$954
Foreign	2,942	3,334	10,493
	$3,325	$3,473	$11,447

The components of the provision for income taxes are as follows:

Year ended December 31,
	2013	2012
Current tax:
United States—Federal	$-	$-
United States—State and local	-	-
Outside United States	-	-
Total current tax	-	-
Deferred tax:
United States—Federal	-	-
United States—State and local	-	-
Outside United States	-	-
Total deferred tax	-	-
Provision for income taxes, net	$-	$-

b.	Reconciliation of the theoretical tax expenses:
			Period of inception
			(February 5, 2007)
	Year ended December 31,		through December 31,
	2013	2012	2013
Loss before taxes	$3,325	$3,473	$11,447
Statutory tax rate of GlassesOff Inc.	35%	35%	35%
Tax benefit	1,164	1,216	4,006

Permanent differences	(174)	(226)	(1,196)
Valuation allowance	(800)	(673)	(2,195)
Differences in tax rate	(190)	(317)	(615)
Tax expense	$-	$-	$-

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

IN THOUSANDS

NOTE 9:-	INCOME TAXES (continued)

c.   Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

As of December 31, 2013 and 2012 the Company has provided full valuation allowance in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future. Components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2013		2012

Tax assets in respect of:	$		$
Accrued vacation pay		15		3
Employees stock based compensation		408		302
Related parties accrued expenses		72		37
Net loss carry forward		1,700		1,053
Total deferred tax assets		2,195		1,395
Less - valuation allowance		(2,195)		(1,395)
Deferred tax assets		$-		$-

NOTE 10:-	FINANCIAL (EXPENSES) INCOME, NET

			Period of inception
			(February 5, 2007)
	Year ended December 31,		through December 31,
	2013	2012	2013
Financial income	$-	$-	$6
Financial (expenses)	(4)	(2)	(14)
Exchange rate differences income (loss)	(33)	16	(73)
	$(37)	$14	$(81)

NOTE 11:-	SUBSEQUENT EVENTS

In February 2014, the Company granted (i) 1,333,000 stock options to employees and directors at an exercise price of $1.93 per share, vesting ratably in annual installments over a weighted average period of 3 years, expiring February 6, 2024 and (ii) 125,000 restricted shares (75,000 to nonemployees and 50,000 to employees) vesting ratably in annual installments over a weighted average period of 1 years.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of June 26, 2013, by and among Autovative Products, Inc., Ucansi Acquisition Corp. and Ucansi Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.3	Spin-Off Agreement, dated as of May 23, 2013, by and between Autovative Products, Inc. and David Funderburk, filed as Exhibit 2.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of GlassesOff Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of GlassesOff Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.1	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of July 30, 2013, by and among GlassesOff and the Investors party thereto., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2	License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+	Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.5+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+	Consulting Agreement, dated July 30, 2013, by and between GlassesOff and Cohen & Schaeffer P.C., filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

Exhibit	Description

10.8+*	Form of Option Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan.

10.9+*	Form of Restricted Stock Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan.

21.1*	Subsidiaries of GlassesOff Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Compensation plan or arrangement or management contract.