Form 10-Q
period 2014-03-31
GlassesOff Inc.
filed 2014-05-15
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:    333-175212

GlassesOff Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4574088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Jabotinski St. POB 12
Ramat Gan, Israel	5252006
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2014, there were 53,412,362 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED MARCH 31, 2014

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$645	$1,526
Trade receivables	28	-
Accounts receivable and prepaid expenses	122	160
Total Current Assets	795	1,686

Long-term Assets:
Property and equipment, net	130	70
Long term prepaid expenses	13	13
Restricted cash	67	67
Total Long Term Assets	210	150

Total Assets	$1,005	$1,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$156	$94
Related parties payable	351	350
Accrued expenses and other liabilities	359	255
Total Current Liabilities	866	699

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital - Common shares of $0.001 par value per share 200,000,000 shares of common stock authorized; 53,412,362 and 53,287,362 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	53	53
Additional paid-in capital	13,632	13,321
Deferred compensation	(631)	(790)
(Deficit) accumulated during the development stage	(12,915)	(11,447)
Total Shareholders' Equity	139	1,137

Total Liabilities and Shareholders' Equity	$1,005	$1,836

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period of February 5, 2007
	For the three months ended		(date of inception)
	March 31,		through March 31,
	2014	2013	2014

Revenues	$28	$-	$28

Operating expenses:
In-process research and development	-	-	(1,427)
Research and development	(493)	(273)	(7,114)
Sales and marketing	(310)	-	(729)
General and administrative	(688)	(160)	(3,587)
Total operating expenses	(1,491)	(433)	(12,857)

Operating (loss)	(1,463)	(433)	(12,829)

Financial (expense), income net	(5)	(6)	(86)

Net (loss)	$(1,468)	$(439)	$(12,915)

(Loss) per share (basic & diluted)	$(0.03)	$(0.01)

Weighted average number of shares outstanding	52,675,917	39,780,681

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		Period of February 5, 2007 (date of inception) through March 31,
	2014	2013	2014
Cash flows from operating activities
Net (loss)	$(1,468)	$(439)	$(12,915)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	8	4	96
In-process research and development	-	-	1,427
Stock based compensation related to employees and nonemployees	470	100	3,787
Liability in respect of employees severance payment	-	-	-
(Increase) in trade receivables	(28)	-	(28)
Decrease (increase) in accounts receivable and prepaid expenses	38	(5)	(135)
Increase (decrease) in trade payables	62	12	156
Increase in related parties payables	1	48	351
Decrease (increase) in restricted cash	-	-	-
Long term deposit exchange rate differences		(1)	-
Increase (decrease) in accrued expenses and other liabilities	104	(3)	359
Net cash (used in) operating activities	(813)	(284)	(6,902)

Cash flows from investing activities
Purchase of property and equipment	(68)	(1)	(226)
Assets held for employees’ severance payment	-	-	-
Restricted cash	-	-	(67)
Prepaid expenses long term	-	-	-
Net cash (used in) provided by investing activities	(68)	(1)	(293)

Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	4,632
Proceeds from issuance of stock warrants			286
Proceeds from issuance of common stock and warrants, net	-	-	2,922
Net cash provided by financing activities	-	-	7,840

Increase (decrease) in cash and cash equivalents	(881)	(285)	645
Cash and cash equivalents at the beginning of the period	1,526	779	-

Cash and cash equivalents at the end of the period	$645	$494	$645

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,			Period of February 5, 2007 (date of inception) through March 31,
	2014		2013	2014
Non cash transactions:
Issuance of common stock in acquisition of in-process research and development		$-	$-		$1,427
Exchange of redeemable preferred stock with non-redeemable preferred stock		$-	$-		$1,117

Preferred stock converted into common stock	$		$-		$12

Common stock issued in reverse acquisition		$-	$-		$10
Cashless exercise of 80,291 warrants into 41,141 shares of common stock		$-	$-	$	*

Cancellation of option exercise		$-	$-	$	*

Additional information:

Cash paid for income taxes		$-	$-		$-

Cash paid for interest expense		$-	$-		$-

*   Less than one.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 1 - GENERAL

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

a.	The Company has begun generating revenues in the first quarter of 2014; however, because the Company has generated no significant revenue from operations yet and the Company is still devoting efforts to development stage activities such as raising capital and recruiting and training personnel, the Company is still in its development stage.

b.	The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has generated only minimal revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $12,915 through March 31, 2014. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with Ucansi’s audited financial statements for the year ended December 31, 2013 and the notes thereto contained in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2014.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ucansi Inc. and Eyekon E.R.D. Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

c.	Revenue recognition:

Revenues are derived from subscription fees for access to and use of its on-demand application services. Under such subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services will be recognized in accordance with accounting standards for service contracts. There are four basic criteria which must be met to recognize revenue: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards will require the Company to exercise significant judgment related to specific transactions and transaction types.

d.	Loss per share:

Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of shares of common stock related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share were 20,480,668 and 16,475,749 for the three months ended March 31, 2014 and 2013, respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the three months ended
	March 31,
	2014	2013
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(1,468)	$(439)
Less: accumulated dividend on preferred stock	-	-
	$(1,468)	$(439)

Number of shares used in per share computation:
Common Stock	52,675,917	28,164,315
Series A Preferred Stock	-	11,616,366
	52,675,917	39,780,681

Basic & Diluted net (loss) per share	$(0.03)	$(0.01)

Series A Preferred Stock holders participated in dividends with common stock holders and were therefore included in the computation of basic EPS. All Series A preferred stock ceased to exist upon consummation of the Merger on the Closing Date.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

e.	Fair value measurements:

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

-	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

-	Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

-	Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$645	$645	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$712	$712	$-	$-

	Fair Value Measurements at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,526	$1,526	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$1,593	$1,593	$-	$-

f.	Recent accounting pronouncements:

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The Company adopted this standard prospectively as of January 1, 2014. The adoption of ASU 2013-02 did not have a material impact on its consolidated results of operation and financial condition.

There were various other updates recently issued. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	March 31,	December 31
	2014	2013
Accounts Receivable	$-	$-
Israeli government authorities	62	54
Prepaid expenses	60	106
	$122	$160

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	March 31,	December 31
	2014	2013
Cost:
Office furniture and equipment	$40	$21
Computers and electronic equipment	88	77
Laboratory equipment	31	31
Leasehold improvements	67	29
	226	158

Accumulated depreciation:
Office furniture and equipment	8	7
Computers and electronic equipment	56	52
Laboratory equipment	24	22
Leasehold improvements	8	7
	96	88
Depreciated cost	$130	$70

Depreciation expenses for the three months ended March 31, 2014 and 2013 and for the period of February 5, 2007 (inception date) through March 31, 2014 were $8, $4 and $96, respectively.

NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	December 31
	2014	2013
Employees and payroll accruals	$210	$169
Accrued expenses	149	74
Other	-	12
	$359	$255

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company assumed all of Ucansi’s options that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor options to acquire approximately 9,019,872 shares of common stock on substantially similar terms to those of Ucansi's options.

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the consolidated statements of operations:

			Period of February 5, 2007
	For the three months		(date of inception)
	ended March 31,		Through March 31,
	2014	2013	2014
Research & development	$56	$41	$1,930
Sales and marketing	10	-	130
General & administrative	89	59	1,075
Total	$155	$100	$3,135

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the three months ended March 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,101,663	$0.0013
Issued	933,000	$1.9300
Outstanding at March 31, 2014	6,034,663	$0.2995
Options exercisable at March 31, 2014	4,889,051	$0.0062

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

	For the three months ended March 31, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	4,983,888	$0.0013
Issued	-	-
Outstanding at March 31, 2013	4,983,888	$0.0013
Options exercisable at March 31, 2013	4,017,486	$0.0013

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through March 31, 2014 was $1,234, which is expected to be recognized over a weighted average period of 2.78 years.

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the three months ended March 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,918,209	$0.0374
Issued	400,000	$1.9300
Outstanding at March 31, 2014	4,318,209	$0.2127
Options exercisable at March 31, 2014	3,774,187	$0.0291

	For the three months ended March 31, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	3,630,946	$0.0404
Issued	-	-
Outstanding at March 31, 2013	3,630,946	$0.0404
Options exercisable at March 31, 2013	3,342,902	$0.0221

The total unrecognized estimated compensation cost related to non-employees’ non-vested stock options granted through March 31, 2014 was $462, which is expected to be recognized over a weighted average period of 1.43 years.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

The options outstanding as of March 31, 2014 have been separated by exercise prices as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$0.001	8,443,784	8.27	8,218,672
$0.244	576,088	6.24	432,066
$1.930	1,333,000	9.86	12,500
	10,352,875		8,663,238

NOTE 7 - WARRANTS

Pursuant to the Merger Agreement, the Company assumed all of Ucansi's warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor warrants to acquire approximately 7,523,504 shares of Common Stock.

The following is a summary of the warrants granted as of March 31, 2014:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	10,013,504	$1.00	4.04
Issued	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2014	10,013,504	$1.00	3.79

The following is a summary of the warrants granted as of March 31, 2013:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2013	7,666,162	$0.91	9.82
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2013	7,666,162	$0.91	9.57

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases, as of March 31, 2014, were as follows:

Period ended March 31,
2014	68
2015	91
2016	61
Total	$220

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

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

On February 7, 2014, the company granted 75,000 shares of restricted Common Stock to a consultant, which vested immediately and 50,000 shares of restricted Common Stock to two employees, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

The total unrecognized estimated compensation cost related to non-vested restricted stock granted through March 31, 2014 was $631, which is expected to be recognized over a weighted average period of 1.01 year.

NOTE 10 - FINANCIAL (EXPENSES) INCOME, NET

					Period from February 5, 2007
	For the three months ended				(date of inception)
	March 31,				to March 31,
	2014		2013		2014
Financial income	$	*	$	*	$6
Financial (expenses) and bank fees		(1)		*	(15)
Exchange rate differences gain (loss)		(4)		(6)	(77)
		$(5)		$(6)	$(86)

*- Less than one.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

The discussion and analysis of GlassesOff’s financial condition and results of operations are based on GlassesOff’s financial statements, which GlassesOff has prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires GlassesOff to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, GlassesOff evaluates such estimates and judgments, including those described in greater detail below. GlassesOff bases its estimates on historical experience and on various other factors that GlassesOff believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Business

GlassesOff is a development stage neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness, by improving the image processing function in the visual cortex of the brain. GlassesOff delivers its products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad), and which are planned to be offered on additional platforms, such as Android and Windows Phone platforms.

Plan of Operation

During December 2013, GlassesOff completed development of the first commercial version of its consumer-oriented software application for improving, through exercise, near vision sharpness by improving the brain’s image processing, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. During 2014, and specifically following the anticipated launch of its first product version for the Android platform, GlassesOff plans to gradually increase its marketing and public relations campaigns, aiming to increase the awareness to its product and increase its number of customers. Additionally, GlassesOff plans to participate in various conferences and conventions around the world to further expose its product and technology to professional audience and potentially form business partnerships.

In 2014, GlassesOff intends to complete the development of its first product version for the Android platform, currently expected to be launched by the end of the second quarter of 2014. GlassesOff is not currently planning any major capital expenditures in 2014, but it expects that employee headcount will increase.

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

Financial statements in U.S. dollars: The functional currency of GlassesOff is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which GlassesOff has operated and expects to continue to operate in the foreseeable future. The majority of Eyekon E.R.D. Ltd.’s operations are currently conducted in Israel, and most of the Israeli expenses are currently paid in New Israeli Shekels, or NIS; however, the subsidiary’s operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company’s funding. Therefore, the currency which is used in operating, financing and investing activities, including loans and equity transactions, is the U.S. dollar.

Accordingly, the functional and reporting currency of GlassesOff is the U.S. dollar. Monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of consolidation: The consolidated financial statements include the accounts of GlassesOff and its wholly owned direct and indirect subsidiaries: Ucansi Inc. and Eyekon E.R.D. Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

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

Revenue recognition: Revenues are derived from subscription fees for access to and use of GlassesOff’s on-demand application services. Under such subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services will be recognized in accordance with accounting standards for service contracts. There are four basic criteria which must be met to recognize revenue: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards will require the Company to exercise significant judgment related to specific transactions and transaction types.

(Loss) per share: Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options, warrants and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue

GlassesOff recorded, for the first time, revenues in the sum of $28 for the three month period ended March 31, 2014.

Research and Development Expenses

GlassesOff expects its Research and Development, or R&D, expenses to increase as it continues to develop its products. R&D expenses consist of:

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

GlassesOff expects its R&D expenses to increase most significantly in the near future in connection with the development efforts for new device platforms, new operating systems and potentially new product applications. GlassesOff intends to continue to hire new employees in R&D in order to meet its operation goals and expedite the development of new product versions for the iOS platform, introduce a new product version for a new platform and potentially start working on new products. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product. For the three months ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, GlassesOff incurred R&D expenses in the aggregate of $493, $273 and $7,114, respectively. The increase in research and development expenses for the three month period ended March 31, 2014 as compared to the 2013 period was primarily due to consultant and information technology expenses of $141 in the 2014 period as compared to $65 in the 2013 period, payroll expenses of $188 in the 2014 period as compared to $132 in the 2013 period and stock-based compensation expenses of $126 in the 2014 period as compared to $41 in the 2013 period.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services. During 2013 and the three month period ended March 31, 2014, GlassesOff invested in building marketing infrastructure in anticipation of the launch of the GlassesOff product, which included, among other things, developing public relations networks to generate awareness of the GlassesOff’s product and launch date, preparing marketing materials and conducting search engine optimization for GlassesOff’s website to improve its ranking in search engine search results for certain relevant key words searches. For the three month periods ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March, 31 2014, GlassesOff incurred sales and marketing expenses of $310, $0 and $729, respectively. The increase for the three month period ended March 31, 2014 as compared to the 2014 period resulted primarily from an increase in GlassesOff’s marketing efforts as it commenced commercialization of its initial product.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in GlassesOff’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its general and administrative expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on GlassesOff as a publicly traded company and in connection with new product development. For the three month periods ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, GlassesOff incurred general and administrative expenses of $688, $160 and $3,587, respectively. The increase for the three month period ended March 31, 2014 as compared to the 2013 period resulted primarily from stock-based compensation on options granted to employees and directors of $331 in 2014 as compared to $59 in 2013 and an increase in professional services expenses of $193 in 2014 as compared to $25 in 2013.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on the GlassesOff’s cash and cash equivalents;
•	bank fees and commissions; and
•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the three month periods ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, GlassesOff incurred net financial expenses of $5, $6 and $86, respectively. Financial expenses for the three month period ended March 31, 2014 decreased as compared to the 2013 period primarily due to currency fluctuations of the New Israeli Shekel.

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

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the three month periods ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, GlassesOff’s stock-based compensation expenses were $470, $100 and $3,540, respectively. Stock-based compensation expenses for the three months ended March 31, 2014 increased as compared to the 2013 period primarily due to the absence of any stock options or restricted shares granted to employees or non-employees in 2013, compared to 1,333,000 stock options granted to non-employees and 125,000 restricted shares granted to employees and non-employees in 2014.

Cash Flows

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

For the three months ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, net cash used in operations was $813, $284 and $6,902, respectively. Cash was used primarily for salaries, subcontractors and software development expenses. The increase in cash used in operating activities for the three months ended March 31, 2014 as compared to the 2013 period resulted primarily from the hiring of new employees and an increase in subcontractor expenses.

For the three months ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, net cash used in investing activities was $68, $1 and $293, respectively. The increase in cash used in investing activities for the three month period ended March 31, 2014 as compared to the 2013 period resulted primarily from the purchase of property and equipment in 2014.

For the three months ended March 31, 2014 and 2013 and for the period from February 5, 2007 (inception date) through March 31, 2014, net cash provided by financing activities was $0, $0 and $7,840, respectively.

Liquidity and Capital Resources

GlassesOff expects to incur losses from operations for the foreseeable future, and GlassesOff expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and outsourcing of certain development projects. GlassesOff expects that general and administrative expenses will also increase as it expands its finance and administrative staff and add infrastructure. GlassesOff also expects that sales and marketing expenses will increase significantly in connection with the commercialization activities related to its product. GlassesOff’s future capital requirements will depend on a number of factors, including the continued progress of research and development of its current product and potential products and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

GlassesOff plans to continue to finance its operations with the issuance of equity securities and, in the longer term, revenues from operations. There are no assurances, however, that GlassesOff will be successful in obtaining the financing necessary for the long-term development of its current product or future products. GlassesOff’s future capital requirements will depend on many factors, including investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new product candidates. Furthermore, the ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff did not generate product revenues during 2013, and it generated only limited revenue for the first quarter of 2014. GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that GlassesOff’s capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. GlassesOff currently does not have any commitments for future external funding. GlassesOff will need to raise additional funds, and it may decide to raise additional funds even before it needs such funds if the conditions for raising capital are favorable. GlassesOff may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to its existing stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject GlassesOff to covenants that restrict its operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, GlassesOff may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require GlassesOff to relinquish rights to certain potential products that it might otherwise seek to develop or commercialize independently. GlassesOff’s ability to continue to operate as a going concern is dependent upon additional financial support. GlassesOff’s financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should GlassesOff be unable to continue as a going concern.

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation has had a material effect on its results of operations for the three month periods ended March 31, 2014 or 2013.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on GlassesOff’s results of operations for the three month periods ended March 31, 2014 or 2013. GlassesOff does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

Off-Balance Sheet Arrangements

GlassesOff has no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner. Our Principal Executive Officer and Principal Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on such evaluation, concluded that the system was operating effectively as of such date to ensure appropriate disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. Exhibits.

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

GLASSESOFF INC.

/s/ Nimrod Madar
Date: May 15, 2014	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: May 15, 2014	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

