Form 10-Q
period 2014-06-30
GlassesOff Inc.
filed 2014-08-14
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2014, there were 57,708,758 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JUNE 30, 2014

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,734	$1,526
Trade receivables	17	-
Accounts receivable and prepaid expenses	72	160
Total Current Assets	4,823	1,686

Long-term Assets:
Property and equipment, net	144	70
Long term prepaid expenses	12	13
Restricted cash	68	67
Other assets, net	398	-
Total Long Term Assets	622	150

Total Assets	$5,445	$1,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$150	$94
Related parties payable	330	350
Accrued expenses and other liabilities	574	255
Total Current Liabilities	1,054	699

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital - Common shares of $0.001 par value per share 200,000,000 shares of common stock authorized; 57,554,457 and 53,287,362 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	57	53
Additional paid-in capital	18,958	13,321
Deferred compensation	(371)	(790)
(Deficit) accumulated during the development stage	(14,253)	(11,447)
Total Shareholders' Equity (deficit)	4,391	1,137

Total Liabilities and Shareholders' Equity	$5,445	$1,836

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period of February 5, 2007
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		through June 30,
	2014	2013	2014	2013	2014

Revenues	$18	$-	$37	$-	$37

Operating expenses:
In-process research and development	-	-	-	-	(1,427)
Research and development	(407)	(417)	(900)	(690)	(7,521)
Sales and Marketing	(414)	(80)	(724)	(80)	(1,143)
General and administrative	(515)	(268)	(1,203)	(428)	(4,102)
Total operating expenses	(1,336)	(765)	(2,827)	(1,198)	(14,193)

Operating (loss)	(1,318)	(765)	(2,790)	(1,198)	(14,156)

Financial (expense), income net	(11)	7	(16)	1	(97)

Net (loss)	$(1,329)	$(758)	$(2,806)	$(1,197)	$(14,253)

(Loss) per share (basic & diluted)	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Weighted average number of shares outstanding	54,829,704	39,780,681	53,206,460	39,780,681

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		Period of February 5, 2007 (date of inception) through June 30,
	2014	2013	2014
Cash flows from operating activities
Net (loss)	$(2,806)	$(1,197)	$(14,253)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	17	11	105
In-process research and development	-	-	1,427
Stock based compensation related to employees and nonemployees	1,039	390	4,356
Decrease (increase) in trade receivable	(17)	-	(17)
Decrease (increase) in accounts receivable and prepaid expenses	89	(9)	(84)
Increase (decrease) in trade payables	56	(9)	150
Increase (decrease) in related parties payables	(20)	107	330
Increase (decrease) in accrued expenses and other liabilities	319	49	574
Net cash (used in) operating activities	(1,323)	(658)	(7,412)

Cash flows from investing activities
Purchase of property and equipment	(91)	(6)	(249)
Decrease (increase) in other assets, net	(315)	-	(315)
Investment in deposits	(1)	(1)	(68)
Net cash (used in) investing activities	(407)	(7)	(632)

Cash flows from financing activities
Proceeds from issuance of preferred stock	-	-	4,632
Proceeds from issuance of stock warrants	-	-	286
Proceeds from issuance of common stock, net	4,938	-	7,860
Net cash provided by financing activities	4,938	-	12,778

Increase (decrease) in cash and cash equivalents	3,208	(665)	4,734
Cash and cash equivalents at the beginning of the period	1,526	779	-

Cash and cash equivalents at the end of the period	$4,734	$114	$4,734

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,			Period of February 5, 2007 (date of inception) through June 30,
	2014		2013	2014
Non cash transactions:
Issuance of common stock in acquisition of in-process research and development		$-	$-		$1,427
Exchange of redeemable preferred stock with non-redeemable preferred stock		$-	$-		$1,117
Preferred stock converted into common stock	$		$-		$12
Common stock issued in reverse acquisition		$-	$-		$10
Cashless exercise of 80,291 warrants into 41,141 shares of common stock		$-	$-	$	*
Cancellation of option exercise		$-	$-	$	*

Additional information:
Cash paid for income taxes		$-	$-		$-
Cash paid for interest expense		$-	$-		$-

*   Less than one.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 - GENERAL

GlassesOff Inc. (the “Company”) formerly named Autovative Products, Inc., was formed on December 8, 2004 under the laws of the State of Nevada.

On June 26, 2013, the Company entered into an Agreement and Plan of Merger with Ucansi Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Ucansi Inc., a Delaware corporation (“Ucansi”). Pursuant to the Merger Agreement, on July 30, 2013 (the “Closing Date”), Merger Sub merged with and into Ucansi (the “Merger”), with Ucansi surviving the Merger as the Company's wholly owned subsidiary. Upon consummation of the Merger, the Company changed its name from Autovative Products, Inc. to GlassesOff Inc. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting in accordance with ASC Topic 805 “Business Combinations”. The combination of the two companies is recorded as a recapitalization pursuant to which Ucansi is treated as the continuing entity. These condensed consolidated financial statements following the reverse acquisition are under the name of the legal parent GlassesOff Inc. but reflect the financial statements of Ucansi, which have been retroactively adjusted to reflect GlassesOff Inc.'s legal capital.
The Company is a development stage neuroscience software technology company, utilizing patented technology to develop consumer-oriented software applications for improving, through exercise, near vision sharpness, by improving the image processing function in the visual cortex of the brain. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd.

The Company commenced generating revenues in the first quarter of 2014; however, because the Company has not yet generated significant revenue from operations and it is still devoting efforts to development stage activities, such as raising capital and recruiting and training personnel, the Company is still in its development stage.

The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated significant revenues and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $14,253 through June 30, 2014. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development.

The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least twelve months with no need for additional fundraising.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013 and the notes thereto filed with the SEC on Form 10-K on March 31, 2014.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ucansi Inc. and Eyekon E.R.D. Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

c.	Revenue recognition:

Revenues are derived from subscription fees for access to and use of its on-demand application services. The Company delivers its products through cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) platforms.

Under such subscription arrangements the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services are recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

The criteria in SAB Topic 13 are met when: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. Accordingly, revenue are recognized on a straight-line basis over the contractual cloud-based subscription services period, commencing on the date the service is made available to the customer, provided all of the applicable revenue recognition criteria have been met.

d.	Research and development costs:

Research and development, or R&D, costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

e.	Long lived assets:

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

f.	Other Assets:

R&D costs are expensed as incurred with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products, which costs are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment upon the occurrence of certain triggering events. The Company has not yet recorded amortization or impairment expenses as of June 30, 2014.

g.	Loss per share:

Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of common shares related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013 were 20,684,547, 16,590,966, 20,835,580 and 16,488,375, respectively.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Loss per share:

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(1,329)	$(758)	$(2,806)	$(1,197)
Less: accumulating dividend on preferred stock	-	-	-	-
	(1,329)	(758)	(2,806)	(1,197)
Number of shares used in per share computation:
Common Stock	54,829,704	28,164,315	53,206,460	28,164,315
Series A Preferred Stock	-	11,616,366	-	11,616,366
	54,829,704	39,780,681	53,206,460	39,780,681
Basic & Diluted net (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Series A Preferred Stock holders participated in dividends with common stock holders and were therefore included in the computation of basic EPS. All Series A preferred stock ceased to exist upon consummation of the Merger.

h.	Fair value measurements:

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4,734	$4,734	$-	$-
Restricted cash	68	68	-	-
Total assets at fair value, net	$4,802	$4,802	$-	$-

	Fair Value Measurements at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,526	$1,526	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$1,593	$1,593	$-	$-

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (continued)

i.	Recent accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The Company adopted this standard prospectively as of January 1, 2014. The adoption of ASU 2013-02 did not have a material impact on its consolidated results of operation and financial condition.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB ASU No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. The Company intends to adopt the pronouncement as of its annual financial statements for December 31, 2014. The adoption of ASU 2014-10 is not expected to have a material impact on the Company's consolidated results of operation and financial condition.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - ACCOUNTS RECEIVABLE

	June 30,	December 31
	2014	2013
Israeli government authorities	$40	$54
Prepaid expenses	32	106
	$72	$160

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	June 30,	December 31
	2014	2013
Cost:
Office furniture and equipment	$35	$21
Computers and electronic equipment	111	77
Laboratory equipment	36	31
Leasehold improvements	67	29
	249	158
Accumulated depreciation:
Office furniture and equipment	9	7
Computers and electronic equipment	61	52
Laboratory equipment	25	22
Leasehold improvements	10	7
	105	88
Depreciated cost	$144	$70

Depreciation expenses for the three and six months ended June 30, 2014 and 2013 and for the period of February 5, 2007 (inception date) through June 30, 2014 were $9, $7, $17, $11 and $105, respectively.

NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	December 31,
	2014	2013
Employees and payroll accruals	$269	$169
Accrued expenses	305	74
Other	-	12
	$574	$255

NOTE 6 - STOCK OPTION PLAN

a.	Upon the closing of the Merger, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”). The number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) authorized for issuance under the Equity Incentive Plan is 14,000,000.

Options granted under the Equity Incentive Plan and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

The Company assumed all of Ucansi’s options that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor options to acquire approximately 9,019,872 shares of Common Stock on terms similar to the terms of Ucansi's options.

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

JUNE 30, 2014

(Unaudited)

 NOTE 6 - STOCK OPTION PLAN (continued)

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the consolidated statements of operations:

					Period of February 5, 2007
	For the three months		For the six months		(date of inception)
	ended June 30,		ended June 30,		through June 30,
	2014	2013	2014	2013	2014
Research & development	$288	$134	$344	$176	$2,218
Sales & marketing	15	-	25	-	145
General & administrative	132	156	221	214	1,207
Total	$435	$290	$590	$390	$3,570

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the six months ended June 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,101,663	$0.0013
Issued	1,043,000	$1.9226
Outstanding at June 30, 2014	6,144,663	$0.3274
Options exercisable at June 30, 2014	4,926,551	$0.0209

	For the six months ended June 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	4,983,888	$0.0013
Issued	-	-
Outstanding at June 30, 2013	4,983,888	$0.0013
Options exercisable at June 30, 2013	4,306,405	$0.0013

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through June 30, 2014 was $976, which is expected to be recognized over a weighted average period of 2.59 years.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the six months ended June 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,918,209	$0.0374
Issued	406,000	$1.9290
Exercised	(142,095)	$0.0013
Outstanding at June 30, 2014	4,182,114	$0.2210
Options exercisable at June 30, 2014	3,647,419	$0.0198

	For the six months ended June 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	3,872,953	$0.0404
Issued	163,948	$0.0013
Forfeited	(118,113)	$0.0013
Outstanding at June 30, 2013	3,918,788	$0.0399
Options exercisable at June 30, 2013	3,774,906	$0.0399

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through June 30, 2014 was $304, which is expected to be recognized over a weighted average period of 1.72 years.

e.	The options outstanding as of June 30, 2014 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$0.001	8,301,689	8.02	7,976,686
$0.244	576,088	5.99	547,284
$1.930	1,333,000	9.61	50,000
$1.860	116,000	9.92	-
	10,326,777		8,573,970

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

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 7 – WARRANTS (continued)

The following is a summary of the warrants granted as of June 30, 2014:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	10,013,504	$1.00	3.87
Issued	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2014	10,013,504	$1.00	3.54

The following is a summary of the warrants granted as of June 30, 2013:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2013	7,611,159	$0.91	4.86
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2013	7,611,159	$0.91	4.37

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases, as of June 30, 2014, were as follows:

Period ended June 30,
2015	92
2016	92
2017	15
Total	$199

NOTE 9 - STOCK CAPITAL

a.	Pursuant to the Merger as described in Note 1a., the capital structure of the Company changed, and such change has been given retroactive treatment in the Company's balance sheets. Pursuant to the Merger Agreement, all shares of Ucansi’s common and preferred stock that were issued and outstanding immediately preceding the Merger were converted into the right to receive an aggregate of approximately 40,000,000 shares of Common Stock after giving effect to a 7.5-for-1 forward split of the Common Stock (effected as a stock dividend).

b.	Restricted Shares
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

JUNE 30, 2014

(Unaudited)

NOTE 9 - STOCK CAPITAL (continued)

b.	Restricted Shares (continued)
On February 7, 2014, the company granted 75,000 shares of restricted Common Stock to a consultant, which vested immediately and 50,000 shares of restricted Common Stock to two employees, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.
The total unrecognized estimated compensation cost related to non-vested restricted stock granted through June 30, 2014 was $371, which is expected to be recognized over a weighted average period of 1.13 years.

c.	In June 2014, the Company issued 142,095 shares of Common Stock for an exercise price of $0.0013 per share in connection with an exercise of 142,095 options.

NOTE 10 - OTHER ASSETS, NET

During 2014, Glassesoff reached technological feasibility of its first product version for the Android platform and began capitalizing the costs of producing product masters incurred subsequent to establishing technological feasibility. These costs include coding, testing and product design.

As of June 30, 2014 GlassesOff’s intangible assets associated with its first product version for the Android platform were $398. The version platform was launched on June 30, 2014, as a beta version, therefore no amortization expenses were recorded as of June 30, 2014.

NOTE 11 - FINANCIAL (EXPENSES) INCOME, NET

					Period from February 5, 2007
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2014	2013	2014	2013	2014
Financial income	$-	$-	$-	$2	$6
Financial (expenses) and bank fees	(3)	-	(4)	-	(18)
Exchange rate differences gain (loss)	(8)	7	(12)	(1)	(85)
	$(11)	$7	$(16)	$1	$(97)

NOTE 12 - SUBSEQUENT EVENTS

On July 1, 2014, the Company entered into a standby equity distribution agreement, which is referred to as the SEDA, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which the Company may issue and sell to the Investor, from time to time as provided in the SEDA, and the Investor has agreed to purchase, up to $15,000,000 of Common Stock.

As a part of a commitment fee payable to the Investor, the Company issued to the Investor’s designee an aggregate of 103,301 shares of Common Stock.

On July 4, 2014, the Company issued 51,000 shares of Common Stock for an exercise price of $0.0013 per share in connection with an exercise of 51,000 options.

On August 7, 2014, the Company issued 61,450 shares of Common Stock for an exercise price of $0.0013 per share in connection with an exercise of 61,450 options.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

In connection with the transactions contemplated by the SEDA, on August 1, 2014, the Company filed with the SEC a Registration Statement on Form S-1, registering for resale by the selling stockholders named therein an aggregate of 5,000,000 shares of Common Stock.

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

Business

GlassesOff is a development stage neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness by improving the image processing function in the visual cortex of the brain. GlassesOff delivers its products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android, and which are planned to be offered on additional platforms.

Plan of Operation

During December 2013, GlassesOff completed development of the first commercial version of its consumer-oriented software application for improving, through exercise, near vision sharpness by improving the brain’s image processing function, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. On June 30, 2014, GlassesOff launched the first version of its software application for the Android platform as a beta version. During 2014, GlassesOff plans to gradually increase its marketing and public relations campaigns, aiming to increase the awareness to its product and increase its number of customers. Additionally, GlassesOff plans to participate in various conferences and conventions around the world to further expose its product and technology to professional audience and potentially form business partnerships.

Critical Accounting Policies

The financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis are:

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

Financial statements in U.S. dollars: The functional currency of GlassesOff is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which GlassesOff has operated and expects to continue to operate in the foreseeable future. The majority of the operations of Eyekon E.R.D. Ltd., which is GlassesOff’s wholly owned subsidiary, are currently conducted in Israel, and most of the Israeli expenses are currently paid in New Israeli Shekels, or NIS; however, the subsidiary’s operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company’s funding. Therefore, the currency which is used in operating, financing and investing activities, including loans and equity transactions, is the U.S. dollar.

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

Revenue recognition: Revenues are derived from subscription fees for access to and use of GlassesOff’s on-demand application services. Under such subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for GlassesOff’s subscription services will be recognized in accordance with accounting standards for service contracts. There are four basic criteria which must be met to recognize revenue: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards will require GlassesOff to exercise significant judgment related to specific transactions and transaction types.

Research and development costs: Research and development, or R&D, costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

Long lived assets: GlassesOff reviews the carrying value of its long-lived assets, including intangible assets subject to amortization , for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value.

Other Assets: R&D costs are expensed as incurred with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products, which costs are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment upon the occurrence of certain triggering events. The Company has not yet recorded amortization or impairment expenses as of June 30, 2014.

(Loss) per share: Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Revenue

GlassesOff generated no revenue for either the three or six month periods ended June 30, 2013. GlassesOff generated revenues for the first time in 2014, and it recorded revenues in the sum of $18,000 and $37,000 for the three and six month periods ended June 30, 2014, respectively.

Research and Development Expenses

GlassesOff expects its research and development, or R&D, expenses to increase as it continues to develop its products and increase headcount. R&D expenses consist of:

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

GlassesOff expects its R&D expenses to increase most significantly in the near future in connection with the development efforts for new device platforms, new operating systems and potentially new product applications. GlassesOff intends to continue to hire new employees in R&D in order to meet its operation goals and expedite the development of new product versions for the iOS platform and Android platform, introduce a new product version for a new platform and potentially start working on new products. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product.

For the six months ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, GlassesOff incurred R&D expenses in the aggregate of $900,000, $690,000 and $7,521,000, respectively. The increase in R&D expenses for the six month period ended June 30, 2014 as compared to the 2013 period resulted primarily from stock-based compensation expenses for options granted to employees and consultants of $470,000 in 2014 as compared to $176,000 in 2013, which was partially offset by payroll expenses of $183,000 in 2014 as compared to $288,000 in 2013. The decrease in payroll expenses is due to capitalization of payroll expenses for the 2014 period.

For the three months ended June 30, 2014 and 2013, GlassesOff incurred R&D expenses in the aggregate of $407,000 and $417,000, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services. During 2013 and the six month period ended June 30, 2014, GlassesOff invested in building marketing infrastructure in anticipation of the launch of the GlassesOff product, which included, among other things, developing public relations networks to generate awareness of the GlassesOff’s product and launch date, preparing marketing materials and conducting search engine optimization for GlassesOff’s website to improve its ranking in search engine search results for certain relevant key words searches.

For the six month periods ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, GlassesOff incurred sales and marketing expenses of $724,000, $80,000 and $1,143,000, respectively. The increase for the six month period ended June 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $203,000 in 2014 as compared to $33,000 in 2013, consulting expenses of $247,000 in 2014 as compared to $21,000 in 2013 and marketing expenses of $235,000 in 2014 as compared to $18,000 in 2013.

For the three month periods ended June 30, 2014 and 2013, GlassesOff incurred sales and marketing expenses of $414,000 and $80,000, respectively. The increase for the three month period ended June 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $133,000 in 2014 as compared to $33,000 in 2013, consulting expenses of $87,000 in 2014 as compared to $21,000 in 2013 and other marketing expenses of $175,000 in 2014 as compared to $18,000 in 2013.

The increases for the three and six month periods ended June 30, 2014 as compared to the 2013 periods resulted primarily from an increase in GlassesOff’s marketing efforts as it commenced commercialization of its initial product. Marketing expenses are expected to increase significantly in the near future as the company commenced generating revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in GlassesOff’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in R&D expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its general and administrative expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on GlassesOff as a publicly traded company and in connection with new product development.

For the six month periods ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, GlassesOff incurred general and administrative expenses of $1,203,000, $428,000 and $4,102,000, respectively. The increase for the six month period ended June 30, 2014 as compared to the 2013 period resulted primarily from stock-based compensation expenses for options granted to employees and directors of $277,000 in 2014 as compared to $117,000 in 2013, payroll expenses of $148,000 in 2014 as compared to $95,000 in 2013 and an professional services expenses of $670,000 in 2014 as compared to $169,000 in 2013, which resulted primarily from the Company becoming a publicly traded company in July 2013.

For the three month periods ended June 30, 2014 and 2013, GlassesOff incurred general and administrative expenses of $515,000 and $268,000, respectively. The increase for the three month period ended June 30, 2014 as compared to the 2013 period resulted primarily from stock-based compensation expenses for options granted to employees and directors of $161,000 in 2014 as compared to $58,000 in 2013 and from professional services expenses of $262,000 in 2014 as compared to $142,000 in 2013.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on the GlassesOff’s cash and cash equivalents;

•	bank fees and commissions; and

•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the six month periods ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, GlassesOff incurred net financial expenses (income) of $16,000, $(1,000) and $97,000, respectively. Financial expenses for the six month period ended June 30, 2014 increased as compared to the 2013 period primarily due to currency fluctuations of the NIS.

For the three month periods ended June 30, 2014 and 2013, GlassesOff incurred net financial expenses (income) of $11,000 and $(7,000), respectively. Financial expenses for the three month period ended June 30, 2014 increased as compared to the 2013 period primarily due to currency fluctuations of the NIS.

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

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the six month periods ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, GlassesOff’s stock-based compensation expenses were $1,039,000, $390,000 and $4,356,000, respectively. Stock-based compensation expenses for the six months ended June 30, 2014 increased as compared to the 2013 period primarily due to 164,108 stock options granted to employees or non-employees in 2013, compared to 1,449,000 stock options granted to employees and non-employees in 2014.

For the three month periods ended June 30, 2014 and 2013, GlassesOff’s stock-based compensation expenses were $569,000 and $290,000, respectively. Stock-based compensation expenses for the three months ended June 30, 2014 increased as compared to the 2013 period primarily due to the increase in stock options granted during the three months ended June 30, 2014 as compared to the number of stock options granted during the three months ended June 30, 2013.

Cash Flows

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

For the six months ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, net cash used in operations was $1,323,000, $658,000 and $7,412,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses. The increase in cash used in operating activities for the six months ended June 30, 2014 as compared to the 2013 period resulted primarily from the hiring of new employees and an increase in subcontractor expenses. It is expected that cash used in operating activities will increase as we plan to continue to develop new product versions for new territories (localization), new devices and new platforms, and potentially development of new products.

For the six months ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, net cash used in investing activities was $407,000, $7,000 and $632,000, respectively. The increase in cash used in investing activities for the six month period ended June 30, 2014 as compared to the 2013 period resulted primarily from the purchase of property and equipment and from payroll and subcontractors expenses capitalized in the period.

For the six months ended June 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through June 30, 2014, net cash provided by financing activities was $4,938,000 $0 and $12,778,000, respectively. This increase in cash provided by financing activities for the six month period ended June 30, 2014 as compared to the 2013 period resulted primarily from GlassesOff’s issuance and sale of 4,000,000 shares of common stock in a private placement during the 2014 period.

Liquidity and Capital Resources

GlassesOff expects to incur losses from operations for the foreseeable future, and GlassesOff expects to incur increasing R&D expenses, including expenses related to the hiring of personnel and outsourcing of certain development projects. GlassesOff expects that general and administrative expenses will also increase as it expands its finance and administrative staff and adds infrastructure. GlassesOff also expects that sales and marketing expenses will increase significantly in connection with the commercialization activities related to its product. GlassesOff’s future capital requirements will depend on a number of factors, including the continued progress of R&D of its current product and potential products and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

GlassesOff plans to continue to finance its operations with the issuance of equity securities and, in the longer term, revenues from operations. There are no assurances, however, that GlassesOff will be successful in obtaining the financing necessary for the long-term development of its current product or future products. GlassesOff’s future capital requirements will depend on many factors, including investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new product candidates. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff did not generate product revenues during 2013, and it generated only limited revenue for the first half of 2014. GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. Management believes that GlassesOff’s current cash on hand will enable it to continue its planned operations for at least the next twelve months with no need for additional funding. To the extent that GlassesOff’s current capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

On July 1, 2014, GlassesOff entered into a standby equity distribution agreement (the “SEDA”) with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which GlassesOff may, at its election and in its sole discretion, issue and sell to the Investor, from time to time as provided in the SEDA, and the Investor has agreed to purchase up to $15,000,000 of Common Stock. In accordance with the terms, and subject to the conditions, of the SEDA, GlassesOff may elect from time to time, in its sole discretion, to sell to the Investor shares of Common Stock at a per share price equal to 98.5% of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, L.P. (the “Market Price”) during the five consecutive trading days commencing immediately subsequent to the date on which the GlassesOff delivers to the Investor a notice of GlassesOff’s election to effect an Advance (each, an “Advance Notice”). In no event will the Market Price be less than 85% of the daily volume weighted average price of the Common Stock on the trading day immediately preceding the date of the Advance Notice. The amount of each Advance may not exceed the lesser of (x) $500,000 or (y) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice. Pursuant to the SEDA, the Investor is obligated to purchase the Common Stock under the SEDA subject to certain conditions, including, among others, GlassesOff’s filing of a registration statement with the SEC to register the resale by the Investor of the shares of Common Stock acquired pursuant to the SEDA and the SEC declaring such registration statement effective.

GlassesOff currently does not have any commitments for future external funding other than the SEDA. GlassesOff will need to raise additional funds, and it may decide to raise additional funds even before it needs such funds if the conditions for raising capital are favorable. GlassesOff may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to its existing stockholders, including issuances of equity under the SEDA. The incurrence of indebtedness would result in increased fixed obligations and could also subject GlassesOff to covenants that restrict its operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, GlassesOff may be required to delay, reduce the scope of or eliminate its R&D programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require GlassesOff to relinquish rights to certain potential products that it might otherwise seek to develop or commercialize independently. GlassesOff’s ability to continue to operate as a going concern is dependent upon additional financial support.

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation had a material effect on its results of operations for the three and six month periods ended June 30, 2014 or 2013.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on GlassesOff’s results of operations for the three and six month periods ended June 30, 2014 or 2013. GlassesOff does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

PART II	OTHER INFORMATION

ITEM 6.	Exhibits.

10.1	Stock Purchase and Registration Rights Agreement, dated May 16, 2014, by and among GlassesOff and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2014 and incorporated herein by reference

10.2	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSESOFF INC.

/s/ Nimrod Madar
Date: August 14, 2014	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: August 14, 2014	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

10.1	Stock Purchase and Registration Rights Agreement, dated May 16, 2014, by and among GlassesOff and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2014 and incorporated herein by reference

10.2	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.