Form 10-Q
period 2014-09-30
GlassesOff Inc.
filed 2014-11-14
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2014, there were 57,913,837 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

Table of Contents

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,470	$1,526
Trade receivables	26	-
Other receivables and prepaid expenses	180	160
Total Current Assets	3,676	1,686

Long-term Assets:
Property and equipment, net	143	70
Long term prepaid expenses	11	13
Restricted cash	67	67
Other assets, net	491	-
Total Long Term Assets	712	150

Total Assets	$4,388	$1,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$169	$94
Related parties payable	321	350
Accrued expenses and other liabilities	465	255
Total Current Liabilities	955	699

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital - Common shares of $0.001 par value per share 200,000,000 shares of common stock authorized; 57,865,110 and 53,287,362 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	57	53
Additional paid-in capital	19,199	13,321
Deferred compensation	(222)	(790)
(Deficit) accumulated during the development stage	(15,601)	(11,447)
Total Shareholders' Equity	3,433	1,137

Total Liabilities and Shareholders' Equity	$4,388	$1,836

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period of February 5, 2007
					(date of inception)
	For the three months ended September 30,		For the nine months ended September 30,		through September 30,
	2014	2013	2014	2013	2014

Revenues	$18	$-	$55	$-	$55
Cost of revenues	(1)	-	(3)	-	(3)
Gross profit	17	-	52	-	52

Operating expenses:
In-process research and development	-	-	-	-	(1,427)
Research and development	(504)	(353)	(1,402)	(1,043)	(8,023)
Sales and marketing	(152)	(166)	(876)	(246)	(1,295)
General and administrative	(724)	(310)	(1,927)	(738)	(4,826)
Total operating expenses	(1,380)	(829)	(4,205)	(2,027)	(15,571)

Operating (loss)	(1,363)	(829)	(4,153)	(2,027)	(15,519)

Financial (expense), income net	15	(5)	(1)	(4)	(82)

Net (loss)	$(1,348)	$(834)	$(4,154)	$(2,031)	$(15,601)

(Loss) per share (basic & diluted)	$(0.02)	$(0.02)	$(0.08)	$(0.05)

Weighted average number of shares outstanding	57,362,077	48,396,657	54,962,602	42,744,627

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,		Period of February 5, 2007 (date of inception) through September 30,
	2014	2013	2014
Cash flows from operating activities
Net (loss)	$(4,154)	$(2,031)	$(15,601)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	25	15	113
Amortization of other assets	37	-	37
In-process research and development	-	-	1,427
Stock based compensation related to employees and nonemployees	1,262	674	4,577
Issuance of common stock in satisfaction of SEDA commitments fees	150	-	150
Increase in trade receivable	(26)	-	(26)
Increase in other receivables and prepaid expenses	(20)	(144)	(191)
Decrease (increase) in restricted cash	-	3	-
Increase in trade payables	75	28	169
Increase (decrease) in related parties payables	(29)	130	321
Increase in accrued expenses and other liabilities	210	141	465
Net cash (used in) operating activities	(2,470)	(1,184)	(8,559)

Cash flows from investing activities
Purchase of property and equipment	(98)	(10)	(256)
Investment in other assets, net	(426)	-	(426)
Investment in deposits	-	(4)	(67)
Net cash (used in) investing activities	(524)	(14)	(749)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	4,938	2,856	12,778
Net cash provided by financing activities	4,938	2,856	12,778
Increase in cash and cash equivalents	1,944	1,658	3,470
Cash and cash equivalents at the beginning of the period	1,526	779	-
Cash and cash equivalents at the end of the period	$3,470	$2,437	$3,470

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,			Period of February 5, 2007 (date of inception) through September 30,
	2014	2013		2014
Non cash transactions:
Issuance of common stock in acquisition of in-process research and development	$-		$-		$1,427
Exchange of redeemable preferred stock with non-redeemable preferred stock	$-		$-		$1,117
Preferred stock converted into common stock	$-		$12		$12
Common stock issued in reverse acquisition	$-		$10		$10
Cashless exercise of 80,291 warrants into 41,141 shares of common stock	$-	$	*	$	*
Cancellation of option exercise	$-		$-	$	*
Capitalization of stock based compensation to other assets	$102		$-		$102

Additional information:
Cash paid for income taxes	$-		$-		$-
Cash paid for interest expense	$-		$-		$-

* Less than $1.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 1 -GENERAL

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

The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated significant revenues and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $15,601 through September 30, 2014. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development.

The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least twelve months with no need for additional fundraising.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

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

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

b.  Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ucansi Inc. and Eyekon E.R.D. Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

c.   Revenue recognition:

Revenues are derived from subscription fees for access to and use of the Company's on-demand application services. The Company delivers its products through cloud-based client-server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android. Under such subscription arrangements, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services is recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

The criteria in SAB Topic 13 are met when: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. Accordingly, revenue are recognized on a straight-line basis over the contractual cloud-based subscription services period, commencing on the date the service is made available to the customer, provided all of the applicable revenue recognition criteria have been met. In a case of a lifetime subscription the revenue are recognized on a straight-line basis over the estimated expected period of use.

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

f.   Other Assets:

As described above, R&D costs are expensed as incurred; however, software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment upon the occurrence of certain triggering events.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

g.   Loss per share:

Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

The total weighted average number of common shares related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013 were 20,496,447, 18,778,280, 20,642,273 and 17,263,339, respectively.

The table below shows the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(1,348)	$(834)	$(4,154)	$(2,031)
	(1,348)	(834)	(4,154)	(2,031)
Number of shares used in per share computation:
Common Stock	57,362,077	48,396,657	54,962,602	42,744,627
Basic & Diluted net (loss) per share	$(0.02)	$(0.02)	$(0.08)	$(0.05)

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

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

h.   Fair value measurements (continued):

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,470	$3,470	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$3,537	$3,537	$-	$-

	Fair Value Measurements at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,526	$1,526	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$1,593	$1,593	$-	$-

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

i.  Recent accounting pronouncements (continued):

The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. The Company intends to adopt ASU 2014-10 as of its annual financial statements for December 31, 2014. The adoption of ASU 2014-10 is not expected to have a material impact on the Company's consolidated results of operation and financial condition.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. This ASU is not expected to have a material impact on the Company's financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have a material impact on our financial statements or disclosures.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES

	September 30,	December 31
	2014	2013
Israeli government authorities	$96	$54
Prepaid expenses	84	106
	$180	$160

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	September 30,	December 31
	2014	2013
Cost:
Office furniture and equipment	$46	$21
Computers and electronic equipment	107	77
Laboratory equipment	36	31
Leasehold improvements	67	29
	256	158

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT, NET (continued)

Accumulated depreciation:
Office furniture and equipment	11	7
Computers and electronic equipment	65	52
Laboratory equipment	26	22
Leasehold improvements	11	7
	113	88
Depreciated cost	$143	$70

Depreciation expenses for the three and nine months ended September 30, 2014 and 2013 and for the period of February 5, 2007 (inception date) through September 30, 2014 were $8, $4, $25, $15 and $113, respectively.

NOTE 5 - OTHER ASSETS, NET

During 2014, GlassesOff reached technological feasibility of its first product version for the Android platform and began capitalizing the costs of producing product masters incurred subsequent to establishing technological feasibility. These costs include coding, testing and product design. In addition, the Company made a significant enhancement in its product for the iOS platform, which was also capitalized.

As of September 30, 2014, GlassesOff’s intangible assets associated with its first product version for the Android platform and significant enhancement for its product for the iOS platform were $528.

The amortization expenses with respect to these intangible assets for the three and nine months ended September 30, 2014 were $37 and $37 respectively.

NOTE 6 - ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	December 31,
	2014	2013

Employees and payroll accruals	$253	$169
Accrued expenses	212	74
Other	-	12
	$465	$255

NOTE 7 - STOCK OPTION PLAN

a.	Upon the closing of the Merger, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”). The number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) authorized for issuance under the Equity Incentive Plan is 14,000,000.

Options granted under the Equity Incentive Plan and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 7 - STOCK OPTION PLANS (continued)

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the consolidated statements of operations:

					Period of February 5, 2007
					(date of inception)
	For the three months ended September 30,		For the nine months ended September 30,		through September 30,
	2014	2013	2014	2013	2014
Research & development	$38	$68	$407	$244	$2,281
Sales & marketing	14	41	39	41	80
General & administrative	133	57	354	271	1,419
Total	$185	$166	$800	$556	$3,780

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,101,663	$0.0013
Issued	1,043,000	$1.9226
Forfeited	(163,621)	$0.1149
Outstanding at September 30, 2014	5,981,042	$0.3332
Options exercisable at September 30, 2014	4,841,044	$0.0212

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 7 - STOCK OPTION PLANS (continued)

	For the nine months ended September 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	4,983,888	$0.0013
Issued	-	-
Outstanding at September 30, 2013	4,983,888	$0.0013
Options exercisable at September 30, 2013	4,693,193	$0.0013

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through September 30, 2014 was $1,127, which is expected to be recognized over a weighted average period of 2.6 years.

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,918,209	$0.0370
Issued	406,000	$1.9290
Exercised	(318,762)	$0.0013
Outstanding at September 30, 2014	4,005,446	$0.2317
Options exercisable at September 30, 2014	3,570,644	$0.0385

	For the nine months ended September 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	3,872,953	$0.0404
Issued	163,948	$0.0013
Forfeited	(118,113)	$0.0013
Outstanding at September 30, 2013	3,918,788	$0.0399
Options exercisable at September 30, 2013	3,774,906	$0.0399

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through September 30, 2014 was $161, which is expected to be recognized over a weighted average period of 1.28 years.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 7 - STOCK OPTION PLANS (continued)

e.	The options outstanding under the Equity Incentive Plan as of September 30, 2014 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$0.001	7,971,400	7.54	7,814,404
$0.244	576,088	5.73	547,284
$1.930	1,333,000	9.36	50,000
$1.860	106,000	9.69	-
	9,986,488		8,411,688

NOTE 8 - WARRANTS

Pursuant to the Merger Agreement, the Company assumed all of Ucansi's warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor warrants to acquire approximately 7,523,504 shares of Common Stock.

The following is a summary of issued and outstanding warrants as of September 30, 2014:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	10,013,504	$0.99	4.04
Issued	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2014	10,013,504	$0.99	3.29

The following is a summary of issued and outstanding warrants as of September 30, 2013:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2013	7,603,719	$0.91	4.11
Issued	2,490,000	$1.25	4.83
Exercised	(80,215)	$0.49	4.11
Outstanding, September 30, 2013	10,013,504	$0.99	4.29

NOTE 9 -COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases, as of September 30, 2014, were as follows:

Period ended September 30,
2015	$107
2016	100
2017	17
Total	$224

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 10 - STOCK CAPITAL

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

On July 10, 2014, the company granted 30,684 shares of restricted Common Stock to a consultant, which vested immediately.

The total unrecognized estimated compensation cost related to non-vested restricted stock granted through September 30, 2014 was $222, which is expected to be recognized over a weighted average period of 1.33 years.

c.	In the second quarter of 2014, the Company issued 142,095 shares of Common Stock for an exercise price of $0.0013 per share in connection with an exercise of 142,095 options.

d.	In the third quarter of 2014, the Company issued 176,668 shares of Common Stock for an exercise price of $0.0013 per share in connection with an exercise of 176,668 options.

e.	On July 1, 2014, the Company entered into a Standby Equity Distribution Agreement, which is referred to as the SEDA, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which the Company may issue and sell to the Investor from time to time as provided in the SEDA, and the Investor has agreed to purchase, up to $15,000 of Common Stock.

The Company is not obligated to sell any Common Stock to YA but may, over the term of the SEDA and in its sole discretion, sell that number of shares of Common Stock at the purchase price specified in the SEDA for aggregate proceeds to the Company of up to $15,000. YA is obligated to purchase such shares from the Company subject to certain conditions as defined in the SEDA.

As a part of a commitment fee payable to the Investor, in July 2014, the Company issued to the Investor’s designee an aggregate of 103,301 shares of Common Stock valued at $150.

On August 1, 2014, in connection with the SEDA, the Company registered for resale by the selling stockholders named therein an aggregate of 5,000,000 shares of Common Stock.

GLASSESOFF INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

U.S DOLLARS IN THOUSANDS (Except per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (Unaudited)

NOTE 11 - FINANCIAL (EXPENSES) INCOME, NET

					Period from February 5, 2007
	For the three months ended		For the nine months ended		(date of inception)
	September 30,		September 30,		to September 30,
	2014	2013	2014	2013	2014
Financial income	$-	$3	$-	$5	$6
Financial (expenses) and bank fees	(1)	(2)	(5)	(2)	(19)
Exchange rate differences gain (loss)	16	(6)	4	(7)	(69)
	$15	$(5)	$(1)	$(4)	$(82)

NOTE 12 - SUBSEQUENT EVENTS

On October 30, 2014 the Company issued and sold 48,727 shares of Common Stock to the Investor pursuant to the SEDA for proceeds of $40.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law.

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

Plan of Operation

During December 2013, GlassesOff completed development of the first commercial version of its consumer-oriented software application for improving, through exercise, near vision sharpness by improving the brain’s image processing function, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. On June 30, 2014, GlassesOff launched the first version of its software application for the Android platform as a beta version and has since worked on optimizing the application and user communication. During the fourth quarter of 2014, GlassesOff plans to gradually increase its marketing and public relations campaigns, aiming to increase the awareness to its product and increase its number of customers. Additionally, GlassesOff plans to participate in various conferences and conventions around the world to further expose its product and technology to professional audience and potentially form business partnerships.

GlassesOff is not currently planning any major purchase or sale of equipment in 2014, but it expects that employee headcount will increase.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Revenue

GlassesOff generated no revenue for either the three or nine month periods ended September 30, 2013. GlassesOff generated revenues for the first time in 2014, and it recorded revenues in the sums of $18,000 and $55,000 for the three and nine month periods ended September 30, 2014, respectively.

Cost of sales

For the three and nine months ended September 30, 2014, GlassesOff incurred cost of sales in the aggregate of $1,000 and $3,000, respectively, comprising royalties payable under a license agreement for certain intellectual property.

Research and Development Expenses

GlassesOff expects its R&D expenses to increase as it continues to develop its products and increase headcount. R&D expenses consist of:

•	internal costs associated with R&D activities;
•	personnel-related expenses, including salaries and stock-based compensation expenses, benefits, travel and related costs for the personnel involved in R&D;
•	internal and external costs associated with scientific studies, including payments to investigators and labs participating in the studies, payments to purchase and/or use equipment required for such studies and payments to subjects for participating in the subject studies;
•	outsource services associated with R&D activities; and
•	facilities and other expenses, which include expenses for rent and maintenance of facilities.

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

For the nine months ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, GlassesOff incurred R&D expenses in the aggregate of $1,402,000, $1,043,000 and $9,450,000, respectively. The increase in R&D expenses for the nine month period ended September 30, 2014 as compared to the 2013 period resulted primarily from stock-based compensation expenses for options and restricted shares granted to employees and consultants of $477,000 in 2014 as compared to $280,000 in 2013, consulting expenses of $253,000 in 2014 as compared to $91,000 in 2013 and payroll expenses of $446,000 in 2014 as compared to $409,000 in 2013.

For the three months ended September 30, 2014 and 2013, GlassesOff incurred R&D expenses in the aggregate of $504,000 and $353,000, respectively. The increase in R&D expenses for the three month period ended September 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $264,000 in 2014 as compared to $115,000 in 2013.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services. During 2013 and the nine month period ended September 30, 2014, GlassesOff invested in building marketing infrastructure in connection with the GlassesOff product, which included, among other things, developing public relations networks to generate awareness of the GlassesOff’s product and launch date, preparing marketing materials and conducting search engine optimization for GlassesOff’s website to improve its ranking in search engine search results for certain relevant key words searches.

For the nine month periods ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, GlassesOff incurred sales and marketing expenses of $876,000, $246,000 and $1,295,000, respectively. The increase for the nine month period ended September 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $242,000 in 2014 as compared to $79,000 in 2013, consulting and marketing expenses of $474,000 in 2014 as compared to $60,000 in 2013 and stock-based compensation expenses for options and restricted shares granted to employees and consultants of $87,000 in 2014 as compared to compensation expenses for options of $41,000 in 2013.

The increase in sales and marketing expenses for the nine month periods ended September 30, 2014 as compared to the 2013 periods resulted primarily from an increase in GlassesOff’s marketing efforts as it ramped up commercialization efforts of its initial product. Marketing expenses are expected to increase in the near future as GlassesOff expands its marketing efforts.

For the three month periods ended September 30, 2014 and 2013, GlassesOff incurred sales and marketing expenses of $152,000 and $166,000 respectively. The decrease for the three month period ended September 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $39,000 in 2014 as compared to $47,000 in 2013.

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

For the nine month periods ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, GlassesOff incurred general and administrative expenses of $1,927,000, $738,000 and $4,826,000, respectively. The increase for the nine month period ended September 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $245,000 in 2014 as compared to $168,000 in 2013, stock-based compensation expenses for options and restricted shares granted to employees and directors of $735,000 in 2014 as compared to $352,000 in 2013, commitment fees of $153,000 paid in connection with our standby equity distribution agreement (the “SEDA”) in 2014 as compared to $0, in 2013, investor relations services of $192,000 in 2014 as compared to $21,000 in 2013 and professional services expenses of $458,000 in 2014 as compared to $133,000 in 2013, the last of which resulted primarily from GlassesOff becoming a publicly traded company in July 2013.

For the three month periods ended September 30, 2014 and 2013, GlassesOff incurred general and administrative expenses of $724,000 and $310,000, respectively. The increase for the three month period ended September 30, 2014 as compared to the 2013 period resulted primarily from payroll expenses of $97,000 in 2014 as compared to $73,000 in 2013, commitment fees of $153,000 paid in connection with the SEDA in 2014 as compared to $0 in 2013, stock-based compensation expenses for options and restricted shares granted to employees and directors of $172,000 in 2014 as compared to $138,000 in 2013, investor relations services of $81,000 in 2014 as compared to $21,000 in 2013 and professional services expenses of $185,000 in 2014 as compared to $62,000 in 2013.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on the GlassesOff’s cash and cash equivalents;
•	bank fees and commissions; and
•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the nine month periods ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, GlassesOff incurred net financial expenses of $1,000, $4,000 and $82,000, respectively. Financial expenses for the nine month period ended September 30, 2014 decreased as compared to the 2013 period primarily due to currency fluctuations of the NIS.

For the three month periods ended September 30, 2014 and 2013, GlassesOff incurred net financial income (expenses) of $15,000 and $(5,000), respectively. Financial income for the three month period ended September 30, 2014 increased as compared to the 2013 period primarily due to currency fluctuations of the NIS.

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

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the nine month periods ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, GlassesOff’s stock-based compensation expenses were $1,262,000, $674,000 and $4,577,000, respectively. Stock-based compensation expenses for the nine months ended September 30, 2014 increased as compared to the 2013 period primarily due to 1,449,000 stock options and 155,684 restricted shares granted to employees and non-employees in 2014 as compared to 164,108 stock options and 800,000 restricted shares granted to employees or non-employees in 2013.

For the three month periods ended September 30, 2014 and 2013, GlassesOff’s stock-based compensation expenses were $220,000 and $286,000, respectively. Stock-based compensation expenses for the three months ended September 30, 2014 decreased as compared to the 2013 period primarily due to 155,684 restricted shares granted to employee and non-employees in 2014 as compared to 800,000 restricted shares granted to employee and non-employees in 2013.

Cash Flows

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, net cash used in operations was $2,470,000, $1,184,000 and $8,559,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses. The increase in cash used in operating activities for the nine months ended September 30, 2014 as compared to the 2013 period resulted primarily from hiring of new employees and an increase in subcontractor expenses. It is expected that cash used in operating activities will increase as we plan to continue to develop new product versions for new territories (localization), new devices and new platforms, and potentially development of new products.

For the nine months ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, net cash used in investing activities was $524,000, $14,000 and $749,000, respectively. The increase in cash used in investing activities for the nine month period ended September 30, 2014 as compared to the 2013 period resulted primarily from purchase of property and equipment and from payroll and subcontractors expenses capitalized in the period.

For the nine months ended September 30, 2014 and 2013 and for the period from February 5, 2007 (inception date) through September 30, 2014, net cash provided by financing activities was $4,938,000, $2,856,000 and $12,778,000, respectively. This increase in cash provided by financing activities for the nine month period ended September 30, 2014 as compared to the 2013 period resulted primarily from GlassesOff’s issuance and sale of 4,000,000 shares of common stock in a private placement during the 2014 period.

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

GlassesOff plans to continue to finance its operations with the issuance of equity securities and, in the longer term, revenues from operations. There are no assurances, however, that GlassesOff will be successful in obtaining the financing necessary for the long-term development of its current product or future products. GlassesOff’s future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff did not generate product revenues during 2013, and it generated only limited revenue for the nine months ended September 30, 2014. GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. Management believes that GlassesOff’s current cash on hand will enable it to continue its planned operations for at least the next twelve months with no need for additional funding. To the extent that GlassesOff’s current capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

On July 1, 2014, GlassesOff entered into the SEDA with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which GlassesOff may, at its election and in its sole discretion, issue and sell to the Investor, from time to time as provided in the SEDA, and the Investor has agreed to purchase up to $15,000,000 of Common Stock. In accordance with the terms, and subject to the conditions, of the SEDA, GlassesOff may elect from time to time, in its sole discretion, to sell to the Investor shares of Common Stock at a per share price equal to 98.5% of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, L.P. (the “Market Price”) during the five consecutive trading days commencing immediately subsequent to the date on which the GlassesOff delivers to the Investor a notice of GlassesOff’s election to effect an Advance (each, an “Advance Notice”). In no event will the Market Price be less than 85% of the daily volume weighted average price of the Common Stock on the trading day immediately preceding the date of the Advance Notice. The amount of each Advance may not exceed the lesser of (x) $500,000 or (y) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice. Pursuant to the SEDA, the Investor is obligated to purchase the Common Stock under the SEDA subject to certain conditions, including, among others, GlassesOff’s filing of a registration statement with the SEC to register the resale by the Investor of the shares of Common Stock acquired pursuant to the SEDA and the SEC declaring such registration statement effective.

On October 30, 2014 GlassesOff issued and sold 48,727 shares of Common Stock to the Investor for proceeds of $40,000.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation had a material effect on its results of operations for the three and nine month periods ended September 30, 2014 or 2013.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on GlassesOff’s results of operations for the three and nine month periods ended September 30, 2014 or 2013. GlassesOff does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

PART II	OTHER INFORMATION

ITEM 6.	Exhibits.

10.1	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSESOFF INC.

/s/ Nimrod Madar
Date: November 14, 2014	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: November 14, 2014	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

