Form 10-K
period 2014-12-31
GlassesOff Inc.
filed 2015-03-31
CIK 1487522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $44,928,006 (based on a closing price of $1.53 per share for the registrant’s common stock on the OTCBB on June 30, 2014). For purposes of determining this number, all named executive officers and directors of the registrant as of December 31, 2014 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 10, 2015, the registrant had 58,386,696 shares of common stock outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include, without limitation, the following:

•	We have a limited operating history, and we do not expect to become profitable in the near future.

•	We have only recently started limited commercialization of our first product, we have not generated significant revenues thus far and we may never become profitable.

•	Our future potential products in our application pipeline are in the early development stages and may never be commercially successful.

•	We are dependent on a small number of distribution channels, none of which we control, and changes in such channels could impair our ability to distribute our products and adversely impact our financial performance.

•	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

•	It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

•	If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our technology, and we will be unable to develop and commercialize our products and technologies.

•	We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

•	Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

•	We only recently established limited sales and marketing capabilities, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

•	We may suffer losses from product liability claims if our products cause harm to customers.

•	Failure by our customers to use our products correctly could lead to less than optimal results and customer dissatisfaction, which could have a material adverse effect on our business and results of operations.

•	Regulatory requirements may have an adverse effect on our business and results of operations.

•	If we acquire or license additional technology or products, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

•	We may not be able to successfully grow and expand our business.

•	We may encounter difficulties in managing our growth, which could increase our losses.

•	If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

•	We are a holding company that depends, in addition to our capital raising activities, on cash flows from our wholly owned subsidiaries to meet our obligations.

•	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

•	Potential political, economic and military instability in the State of Israel, where key members of our senior management and our main research and development facilities are located, may adversely affect our results of operations.

•	Disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

•	We license certain technology from RevitalVision LLC, and we could lose our rights to this license if a dispute with RevitalVision LLC arises or if we fail to comply with the financial and other terms of the license.

•	The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

•	Costly litigation may be necessary to protect our intellectual property rights, and we may be subject to claims alleging the violation of the intellectual property rights of others.

•	We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

•	International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

•	We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships.

•	We are potentially subject to government regulations, and we may experience delays in obtaining required regulatory approvals, if required, to market our proposed products.

•	We face significant competition and continuous technological change.

•	Our common stock has an extremely limited trading history, and prospective investors may not be able to sell their shares at their purchase price, if at all.

•	The Company may not require or receive the full amount of proceeds available under the Standby Equity Distribution Agreement.

•	Our issuance of shares of common stock under the Standby Equity Distribution Agreement could contribute to the decline of the price of the common stock, which may also lead to additional dilution of the ownership interests of our existing stockholders.

•	We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act.

•	We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

•	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

•	We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of the shares.

•	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

•	Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock, including issuances of shares of common stock pursuant to the Standby Equity Distribution Agreement.

•	A significant number of shares of our common stock are eligible for sale, which could depress the market price of our stock.

•	The other factors referenced in this Annual Report on Form 10-K, including, without limitation, under “Risk Factors.”

•	Other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission, which we refer to as the SEC.

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

Ucansi was originally incorporated on February 5, 2007, under the laws of the state of Delaware, under the name Eyekon Inc. and, in April 2008, Ucansi changed its name to Ucansi Inc. In July 2007, GlassesOff formed EYEKON BLUE WHITE LTD., a wholly owned Israeli subsidiary focusing on development and commercialization of next-generation software applications for reading improvement based on GlassesOff’s proprietary intellectual property. In August 2007, EYEKON BLUE WHITE LTD. changed its name to EYEKON E.R.D. LTD.

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

Quality of the image captured by the eye as we age
Quality of the brain's interpretation following training

Our proprietary technology enables us to develop software product solutions that enhance the image processing abilities of the brain and therefore improve a person’s near vision sharpness and reading capabilities. Our unique software approach provides an alternative to existing solutions, which generally rely on magnifying devices, typically reading glasses. Our technology platform is based on advanced scientific research of image processing functionality, and our solution utilizes the remarkable ability of the brain’s plasticity (the brain’s ability to change), which constitutes the neuronal basis for “perceptual learning”, that is, repeated practice on a demanding visual task. Our founder’s academic research into the area of image processing functions during the last 20 years has yielded a breakthrough in perceptual learning methodologies, which enhance visual skills by improving image processing speed and efficiency in the visual cortex of the brain without altering optical functions. The use of perceptual learning methodologies improves both the processing speed and the sensitivity through repetitive exercise of the brain’s image processing function, resulting in improved near vision sharpness and improved reading capabilities.

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

The GlassesOff™ Application

For those persons who experience the natural age-related changes in reading abilities, GlassesOff™ is designed to exercise the visual cortex of the brain to achieve comfortable reading without the use of magnifying devices such as reading glasses. According to a scientific review (Holden, B. A. et al., 2008), the target market for natural age-related changes in reading abilities is estimated to include one billion people worldwide, which is the market targeted by GlassesOff™. GlassesOff™ is a software visual cortex exercise solution to improve users’ reading abilities and maintain the ability to read comfortably, through enhancement of their image processing capabilities aiming to achieve near vision sharpness. The GlassesOff™ program is delivered through cloud-based client server architecture to hand-held devices and is currently implemented on the Apple iOS platform, including iPhone, iPod and iPad. Users initially download the application, including via Apple’s App Store, while their improved reading abilities program is administrated through our dedicated servers.

GlassesOff™ is a personalized application that delivers our solution and monitors user performance and progress. The application automatically adjusts improved reading sessions based on each user’s ongoing progress.

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

Platform Compatibility. GlassesOff™ can be used on practically any device with a high quality display, including smart phones, tablets and personal computers. GlassesOff currently offers its solution on Apple’s iOS platform (iPhone, iPad and iPod), and on the Android operating system. GlassesOff’s client-server architecture allows users to seamlessly migrate between devices while keeping their progress history and personal data

Compliance. Working under a client-server architecture, each session a user completes is logged and stored in our system, allowing us to closely monitor the progress of the user and include automatic protocols that assist him or her throughout the reading improvement program, including such protocols as session reminders and personal improvement tips.

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

Application Pipeline

We plan to expand our product offerings to include additional suites of applications that would cater to other market segments related to enhancement of visual processing. Specifically, we intend to develop additional applications for:

○	improvement of reading abilities for dyslexic children and adults;

○	improvement of reading abilities for children and adults with attention deficit disorder;

○	improvement of reading speed for children and adults; and

○	sports packages for children and adults, designed to improve reaction time to visual stimulation, which we expect would improve performance in sports such as baseball, tennis and martial arts.

Revenue Model

We estimate that lifetime revenue per paying user will equal approximately $100, and we offer various pricing plans for both the Basic Improvement Program and Ongoing Care components. Moreover, to determine different pricing plans, we apply optimization techniques, which generally analyze pricing, acquisition costs and the number of conversions from free to pay-users in order to determine a pricing model that provides the greatest return on marketing and user-acquisition expenses.

Because we offer a mobile software application, our primary variable costs are customer acquisition and app store platform commissions:

Customer Acquisition. We analyze our customer acquisition process on an ongoing basis and apply an optimization mechanism that helps us identify effective marketing channels and marketing messages. Once a significant number of customers complete the GlassesOff program, we anticipate that our customer acquisition costs will decline as more people learn about our products through word-of-mouth advertising by existing users.

Platform Commissions. Under the current policy of Apple’s App Store and Google Play market, which compose our current sales channel, a commission of 30% is charged per transaction.

Sales, Marketing & Customer Support

Sales & Marketing

We currently offer GlassesOff™ directly to end users via Apple’s App Store and the Google Play market.

We believe that our primary target market for GlassesOff™ consists of people between the ages of 40 to 60; therefore, we attempt to focus our marketing efforts on the most efficient marketing channels to reach this population, and we constantly monitor the efficacy of each marketing channel, to the best of our ability, to constantly optimize our marketing efforts and resources.

Currently, we focus our marketing efforts on the following:

•	Public Relations: We generate both international and local media coverage for the GlassesOff™ application, including through media articles and interviews. To date we have been approached by representatives from several international media companies that expressed interest in testing our product and writing articles about it. Our proactive efforts, supported by local public relations agencies, were focused primarily on the U.S. market, and we expect to extend our focus into additional markets during 2015. We attempt to focus our efforts on media channels and publications that target audiences between the ages of 40 to 60 or that focus on health, technology and lifestyle issues.

•	Online Marketing: We utilize online campaigns that are designed to direct potential customers to our application. We market our product to end users via Facebook online campaigns and expect to gradually introduce similar campaigns on the Twitter platform during 2015. We have been investing in search engine optimization (SEO), aiming to achieve top ranks in search engine results, focusing primarily on Google search results, for key search terms we deem most appropriate for our marketing campaigns.

•	Social marketing: We believe that our first application can generate strong viral distribution, or word-of–mouth, among its users, most of whom are expected to be within the same age group (40-60 years old) and, therefore, are most likely to go through the same natural age-related changes of near visual abilities. We have integrated several social functions in the application to leverage the viral marketing potential, including:

○	Bring-A-Friend Campaign – We created a personal invitation tool, encouraging users to send personal invitations to their friends via their list of friends on Facebook or their mobile device’s address book directly from the application.

○	Post/Share Tool – An easy-to-use tool that allows users to share their experiences with their friends via their Facebook and/or Twitter accounts.

○	Partnerships and Affiliate Marketing – Once we obtain a significant user base that allows us to provide statistically significant user acquisition and usage data, we plan to seek partnerships that may allow us to quickly grow our customer base.

Following the launch of our application in the English language, which targets users in English-speaking countries, such as the United States, Canada and the United Kingdom, we expect to launch additional localized versions for other markets during 2015.

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

We have also filed a patent application for our vision evaluation method, which was recently issued by the United States Patent and Trademark Office (US 8,403,485).

In addition to our patent portfolio, we have entered into an intellectual property license agreement with RevitalVision LLC, a Kansas limited liability company, which is the owner of several patents in the area of perceptual learning systems and methods. Under this agreement, referred to as the License Agreement, we have a non-exclusive license to certain patents for the field of near-vision solutions. The License Agreement does not assign any technology to us, and, unless earlier terminated, the License Agreement terminates upon the expiration of the last of RevitalVision’s patents, which is expected to be in 2024. Under the License Agreement, we have paid an initial fee of $75,000 in installments over a period of 24 months following the effective date of the License Agreement, and we are required to pay quarterly royalty payments of 5.5% of net sales up to aggregate net sales of $3 million and of 4.5% of net sales over $3 million (calculated annually).

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

Employees

We currently have one part-time employee in the United States and 30 employees in Israel, of whom 19 are full-time employees, and 11 are part-time employees (including three part-time employees with Ph.D. degrees, two of whom are certified optometrists, one part-time employee with an MSc degree in neuroscience and two additional part-time employees who are also certified optometrists). All four neuroscientists focus on research and development. None of our employees is represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and commercialization activities, generally on a monthly retainer.

We intend to hire additional personnel to focus on marketing, customer support and technological support.

Research and Development

We focus significant time and resources on research and development in connection with our efforts to improve our existing GlassesOff application, produce versions of GlassesOff for new device platforms and operating systems, as well as in connection with our development of new product applications. For the years ended December 31, 2014 and 2013, we incurred research and development expenses in the aggregate of $1,818,000 and $1,678,000, respectively.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the internet at our website, www.glassesoff.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on, or available through, the website and such information is not part of this Annual Report on Form 10-K. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Company and Our Business

We have a limited operating history, and we do not expect to become profitable in the near future.

We are a development stage vision exercise improvement software solutions company with a limited operating history. We are not profitable and have incurred losses since our inception. We have not generated significant operating revenue since our inception, and we continue to incur research and development and general and administrative expenses related to our operations. We expect to incur losses for the foreseeable future. If our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company operating in a market with regulatory issues and where the need for market acceptance of our products is uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We have only recently started limited commercialization of our first product, we have not generated significant revenues thus far and we may never become profitable.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2014 that we have incurred operating losses and our ability to continue to operate as a going concern is dependent upon additional financial support, which raises substantial doubt about our ability to continue as a going concern. We have not yet generated significant revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1b to our financial statements; however, management cannot assure you that its plans will be successful in addressing these issues. Our financial statements do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

The Company may not require or receive the full amount of proceeds available under the Standby Equity Distribution Agreement, referred to as the SEDA.

On July 1, 2014, we entered into a standby equity distribution agreement, which we refer to as the SEDA, with YA Global Master SPV Ltd., which we refer to as YA Global, pursuant to which we may, at our election and in our sole discretion, issue and sell to YA Global, which we refer to as an Advance, from time to time as provided in the SEDA, and YA Global has agreed to purchase up to $15,000,000 of common stock. In accordance with the terms, and subject to the conditions, of the SEDA, we may elect from time to time, in our sole discretion, to sell to YA Global shares of Common Stock at a per share price equal to 98.5% of the lowest daily volume weighted average price of the common stock as quoted by Bloomberg, L.P., which we refer to as the Market Price, during the five consecutive trading days commencing immediately subsequent to the date on which we deliver to YA Global a notice of our election to effect an Advance, which we refer to as an Advance Notice. In no event will the Market Price be less than 85% of the daily volume weighted average price of the common stock on the trading day immediately preceding the date of the Advance Notice. The amount of each Advance may not exceed the lesser of (x) $500,000 or (y) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice. Pursuant to the SEDA, YA Global is obligated to purchase the common stock under the SEDA subject to certain conditions, including, among others, our filing of a registration statement with the SEC to register the resale by YA Global of the shares of common stock acquired pursuant to the SEDA and the SEC declaring such registration statement effective.

Unless earlier terminated in accordance with its terms, the SEDA will terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the date of the SEDA and (ii) the date on which YA Global shall have purchased common stock issued pursuant to the SEDA in the aggregate amount of $15,000,000.

Pursuant to the terms of the SEDA, we agreed to pay to YA Global or its designee a structuring and due diligence fee in an amount equal to $3,000 and a commitment fee in an aggregate amount of up to $450,000, which is payable either in cash or shares of Common Stock. The first $150,000 of the commitment fee became payable upon execution of the SEDA, and we issued to YA Global II an aggregate of 103,301 shares of common stock in satisfaction thereof.

Our future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new products. Furthermore, our expected ramp-up in sales and marketing activities will require significantly greater resources. Given the foregoing, management negotiated with YA Global a three-year term for the SEDA together with $15,000,000 potentially available thereunder, which is intended to provide us capital on an as-needed basis. We are not required to draw funds under the SEDA, and we may not require or receive the full amount of proceeds available under the SEDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We only recently established limited sales and marketing capabilities, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

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

In addition, potential adverse events caused by our products could lead to product liability lawsuits. If professional liability and/or product liability lawsuits are successfully brought against us, we may incur substantial losses and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, marketing and selling of brain training software products. We may not be able to avoid product liability claims. Product liability insurance for our products and products in development is generally expensive, if available at all. We do not currently have product liability insurance. If we are unable to obtain insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected.

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

FDA

The FDA regulates medical devices. A “medical device” is as an article, including software associated with another medical device, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals. See FD&C Act § 201(h). We do not believe that our product is subject to FDA regulation as a medical device as its mode of operation is through exercise However, there is a real risk, especially in light of the recent FDA Guidance entitled Mobile Medical Applications (Sept. 25, 2013), that the FDA may disagree with our assessment and conclude that it is in fact a medical device subject to FDA regulation. If such were to occur, the FDA may, among other things, order us to cease marketing the product until the product satisfies FDA’s regulatory regime and controls. This risk can be affected by the manner in which the product is marketed. Medical claims increase the risk that it would be viewed by the FDA as a medical device; while pure exercise claims may lead the FDA to use its discretion not to regulate the product.

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

We maintain offices and research and development facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, as recently as July 2014. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. We believe that if conditions would require relocation of our offices and key persons out of Israel, we could do so within few weeks, ongoing and revived hostilities or other Israeli political or economic factors could potentially have a short-term negative effect on our operations and product development and may have a short-term negative effect to our revenues.

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

Our issuance of shares of common stock under the SEDA could contribute to the decline of the price of the common stock, which may also lead to additional dilution of the ownership interests of our existing stockholders.

We believe YA Global intends to promptly resell the shares of common stock that we sell to it under the SEDA, and such resales could cause the market price of the common stock to decline significantly. If the market price of our common stock declines, then any subsequent sales by us to YA Global under the SEDA would require that we issue a greater number of shares of common stock to YA Global in exchange for each dollar paid to us by YA Global, which would further increase the number of shares of common stock outstanding.

Solely for purposes of illustration, if we were to draw $500,000 under the SEDA at a price per share to YA Global of $1.25, then we would be required to issue to YA Global an aggregate of 400,000 shares, which would increase the number of shares outstanding by approximately 0.9% as of March 10, 2015. If the price of our common stock to YA Global were to decline, and the price per share to YA Global under the SEDA was $0.75, whether such decline was due to market sales by YA Global or otherwise, and we were to draw $500,000 under the SEDA, then we would be required to issue to YA Global an aggregate of approximately 666,667 shares of Common Stock, which would increase the number of shares outstanding by approximately 1.1% as of March 10, 2015. Therefore, any decline in the market price of our common stock, followed by a draw by us under the SEDA, would cause relatively greater dilution to your interest as a stockholder than such a draw would have caused prior to such decline. Also, the sale of common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of the price of the common stock.

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act.

Until our common stock is registered under the Exchange Act, we will be subject only to the reporting obligations imposed by Section 15(d) of the Exchange Act, which we refer to as Section 15(d). Section15(d) requires that issuers file periodic and current reports with the SEC when they have issued any class of securities for which a registration statement was filed and became effective pursuant to the Securities Act of 1933, as amended, which we refer to as the Securities Act. The purpose of Section 15(d) is to ensure that investors who buy securities in registered offering are provided with the same information on an ongoing basis that they would receive if the securities they purchased were listed on a securities exchange or the issuer were otherwise subject to periodic reporting obligations. However, companies that are required to report only under Section 15(d) are not subject to some of the Exchange Act reporting requirements. For example, companies that are required to report only under Section 15(d) are not subject to the short-swing profit reporting requirements contained in Section 16 of the Exchange Act, the beneficial ownership reporting requirements contained in Section 13 of the Exchange Act, the institutional investor reporting rules or the third-party tender offer rules. Additionally, stockholders in a company that is required to report only under Section 15(d) are not entitled to the benefits of the Exchange Act’s proxy rules contained in Section 14 of the Exchange Act.

The reporting obligations under Section15(d) are automatically suspended when: (i) any class of securities of the issuer reporting under Section 15(d) is registered under Section 12 of the Exchange Act; or (ii) at the beginning of the issuer’s fiscal year, other than the year in which the applicable registration statement became effective, if the class of securities covered by the registration statement is held of record by fewer than 300 persons. In the latter case, the Company would no longer be subject to periodic reporting obligations so long as the number of holders remained below 300 unless we filed a registration statement with the Securities and Exchange Commission under Section 12 of the Exchange Act. If our obligation to file reports under Section 15(d) is suspended (other than due to our having registered our Common Stock under Section 12 of the Exchange Act), then investors will have reduced visibility with respect to the Company, its financial condition and results of operations.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

We may seek listing of our common stock on a U.S. national securities exchange, such as the NYSE MKT or the Nasdaq Capital Market; however, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect to remain eligible for quotation on the OTCBB, on another over-the-counter quotation system or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations for our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

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

Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock, including issuances of shares of common stock pursuant to the SEDA.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 220,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, as of March 10, 2015, we had 58,386,693 shares of our common stock outstanding and a total of 20,317,369 shares of our common stock subject to outstanding options and warrants. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Additionally, we may issue up to $15,000,000 of our common stock pursuant to the SEDA. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded on the OTCBB or otherwise.

A significant number of shares of our common stock are eligible for sale, which could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our stock. As additional shares of our common stock become available for resale in the public market, the supply of the common stock will increase, which could decrease its price. Further, shares may be offered by selling stockholders from time to time in the open market pursuant to Rule 144 promulgated under the Securities Act, and these sales may have a depressive effect on the market for the shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal corporate office is located at 5 Jabotinski St., POB 12, Ramat Gan 5252006, Israel.

GlassesOff’s subsidiary, Eyekon, leases approximately 3,950 square feet of office space in Ramat Gan, Israel. Eyekon pays quarterly rental and management fees of approximately $22,000 plus approximately $9,600 per quarter for taxes and utilities. Eyekon’s facility lease will expire in August 2016.

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

The following table sets forth, for each quarter during the period commencing January 1, 2013 through December 31, 2014, the reported high and low bid prices of our common stock on the OTCBB.

Quarter Ended	High	Low

December 31, 2014	$1.19	$0.42
September 30, 2014	$1.62	$0.65
June 30, 2014	$2.40	$1.15
March 31, 2014	$2.20	$1.30

December 31, 2013	$2.52	$1.20
September 30, 2013	$8.00	$0.55
June 30, 2013	$0.55	$0.55
March 31, 2013	$0.71	$0.55

Number of Holders

As of March 19, 2015, our common stock was held by 107 stockholders of record.

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

Overview

We are a neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness by improving the image processing function in the visual cortex of the brain. We deliver our products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android, and which are planned to be offered on additional platforms.

Plan of Operation

During December 2013, we completed development of the first commercial version of our consumer-oriented software application for improving, through exercise, near vision sharpness by improving the brain’s image processing function, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. On June 30, 2014, we launched the first version of our software application for the Android platform as a beta version. During 2015, we plan to gradually increase our marketing and public relations campaigns, aiming to increase the awareness to our product and increase our number of customers. Additionally, we plan to participate in various conferences and conventions around the world to further expose our product and technology to professional audience and potentially form business partnerships.

We are not currently planning any major purchase or sale of equipment in 2015, but we expect that employee headcount will increase.

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

ASC 718 - “Compensation-stock Compensation”, which we refer to as ASC 718, requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option Pricing Model, or OPM. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

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

GlassesOff applies ASC 505-50, “Equity Based Payments to Non Employees”, which we refer to as ASC 505-50, with respect to options issued to non-employees.

Revenue: Revenues are derived from subscription fees for access to and use of its on-demand application services. Under such subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services will be recognized in accordance with accounting standards for service contracts.

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

Research and development costs: Research and development costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

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

Fair value measurements: As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, which we refer to as ASC 820-10, fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Other Assets: Research and development costs are expensed as incurred with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products, which costs are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment upon the occurrence of certain triggering events.

(Loss) per share: Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, “Foreign Currency Matters” (Topic 830), which provides clarifying guidance concerning the accounting for the cumulative translation adjustment (1) when a parent sells a portion or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets within a foreign entity, and (2) in connection with the acquisition of a foreign entity achieved in stages. The amended guidance, which should be applied prospectively, is effective for public entities for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted, with application as of the beginning of the fiscal year of adoption. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In July, 2013, the FASB issued ASU No. 2013-11, “Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists”, which we refer to as ASU 2013-11. The amendments contained in ASU 2013-11 provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with limited exceptions. The amendments contained in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

GlassesOff generated revenues for the first time in 2014, and it recorded revenues of $110,000 for the year ended December 31, 2014.

Cost of Sales

Cost of sales consists primary of commissions, royalties and amortization of intangible assets. For the year ended December 31, 2014, GlassesOff incurred cost of sales aggregating $111,000. The cost is composed of royalties and commissions of $38,000 and amortization of intangible assets of $73,000.

Research and Development Expenses

GlassesOff expects its research and development expenses to increase as it continues to develop its products and increase headcount. Research and development expenses consist of:

•	internal costs associated with research and development activities;

•	personnel-related expenses, including salaries and stock-based compensation expenses, benefits, travel, and related costs for the personnel involved in the research and development;

•	internal and external costs associated with scientific studies, including payment to investigators and labs participating in the studies, payments to purchase and/or use equipment required for such studies and payment to subjects for participating in the subject;

•	outsource services associated with research and development activities; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities.

GlassesOff expects its research and development expenses to increase most significantly in the near future in connection with the development efforts for new device platforms, new operating systems and potentially new product applications. GlassesOff intends to continue to hire new employees in research and development in order to meet its operation goals and expedite the development of new product versions for the iOS platform and Android platform, introduce a new product version for a new platform and potentially start working on new products. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product. For the years ended December 31, 2014 and 2013, GlassesOff incurred research and development expenses in the aggregate of $1,818,000 and $1,678,000 respectively. The increase in research and development expenses for 2014 as compared to 2013 was primarily due to payroll expenses of $805,000 in 2014 as compared to $601,000 in 2013.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services. During 2014, GlassesOff invested in building marketing infrastructure in anticipation of the launch of the GlassesOff product, which included, among other things, developing public relations networks to generate awareness of the GlassesOff’s product and launch date, preparing marketing materials and conducting search engine optimization for GlassesOff’s website to improve its ranking in search engine search results for certain relevant key words searches. For the years ended December 31, 2014 and 2013, GlassesOff incurred sales and marketing expenses of $1,109,000 and $419,000, respectively. The increase for the year ended December 31, 2014 as compared to the prior year resulted primarily from payroll expenses of $326,000 in 2014 as compared to $122,000 in 2013, consulting and marketing expenses of $698,000 in 2014 as compared to $296,000 in 2013 and stock-based compensation expenses for options and restricted shares granted to employees and consultants of $83,000 in 2014 as compared to stock-based compensation expenses of $41,000 in 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in GlassesOff’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its general and administrative expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on GlassesOff as a publicly-traded company and in connection with new product development. For the years ended December 31, 2014 and 2013, GlassesOff incurred general and administrative expenses of $2,552,000 and $1,191,000, respectively. The increase for 2014 as compared to 2013 resulted primarily from stock-based compensation expenses from the award of options and restricted stock of $1,131,000 in 2014 as compared to $472,000 in 2013, payroll expenses of $383,000 in 2014 as compared to $258,000 in 2013, professional services expenses of $510,000 in 2014 as compared to $274,000 in 2013 and commitment fees of $150,000 paid in connection with the SEDA in 2014 as compared to $0 in 2013.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on the GlassesOff’s cash and cash equivalents;

•	bank fees and commissions; and

•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the years ended December 31, 2014 and 2013, GlassesOff incurred net financial income of $20,000 and net financial expenses of $37,000, respectively. Financial expenses for 2014 decreased as compared to 2013 primarily due to currency fluctuations of the NIS.

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

GlassesOff applies ASC 505-50 with respect to options issued to non-employees. GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

For the years ended December 31, 2014 and 2013 our stock-based compensation expenses were $1,571,000 and $1,072,000, respectively. The increase in expenses for 2014 as compared to 2013 resulted primarily from an increase in stock option grants from 164,108 in 2013 to 1,549,000 in 2014, offset by our issuance of 528,084 shares of restricted stock in 2014 as compared to our issuance of 800,000 shares of restricted stock in 2013.

Cash Flows

For the years ended December 31, 2014 and 2013, net cash used in operations was $3,469,000 and $2,014,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses.

For the years ended December 31, 2014 and 2013, net cash used in investing activities was $488,000 and $95,000, respectively. The increase in cash used in investing activities for 2014 compared to 2013 resulted primarily from the purchase of property and equipment of $98,000 during 2014, as compared to the purchase of property and equipment of $48,000 in 2013 and due to an increase in an intangible asset of $390,000 in 2014 compared to $0 in 2013. For additional information on this intangible asset, please see Note 5 to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

For the years ended December 31, 2014 and 2013, net cash provided by financing activities was $5,001,000 and $2,856,000, respectively. The increase in cash provided by financing activities for 2014 as compared to 2013 resulted primarily from our issuance and sale of 4,000,000 shares of common stock at an average price per share of $1.24 (net of issuance costs) during 2014 as compared to the issuance and sale of 2,490,000 shares of common stock at a price per share of $1.15 (net of issuance costs) during 2013.

Liquidity and Capital Resources

We expect to incur losses from operations for the foreseeable future, and we expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and outsourcing of certain development projects. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff and adds infrastructure. We also expect that sales and marketing expenses will increase significantly in connection with the commercialization activities related to our product. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of our current product and potential products and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

According to our 2014 average monthly cash expenses and our cash balance as of December 31, 2014, we expect that we will require additional financing of approximately $1,600,000 for the year ending December 31, 2015. We plan to continue to finance our operations with the issuance of equity securities and, in the longer term, revenues from our operations. There are no assurances, however, that we will be successful in obtaining the financing necessary for the long-term development of our current product or future products. Our future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. We generated only limited revenues during 2014. We expect continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that our current capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

On July 1, 2014, we entered into the SEDA with YA Global, pursuant to which we may, at our election and in our sole discretion, issue and sell to YA Global, from time to time as provided in the SEDA, and YA Global has agreed to purchase up to $15,000,000 of common stock. In accordance with the terms, and subject to the conditions, of the SEDA, we may elect from time to time, in our sole discretion, to sell to YA Global shares of common stock at a per share price equal to the Market Price during the five consecutive trading days commencing immediately subsequent to the date on which the we deliver to YA Global an Advance Notice. In no event will the Market Price be less than 85% of the daily volume weighted average price of the common stock on the trading day immediately preceding the date of the Advance Notice. The amount of each Advance may not exceed the lesser of (x) $500,000 or (y) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice. Pursuant to the SEDA, YA Global is obligated to purchase the common stock under the SEDA subject to certain conditions, including, among others, our filing of a registration statement with the SEC to register the resale by YA Global of the shares of common stock acquired pursuant to the SEDA and the SEC declaring such registration statement effective.

On October 22, 2014, we delivered to YA Global an Advance Notice to sell to YA Global shares of our common stock in the aggregate amount of $50,000. Subject to the adjustments set forth in the SEDA, on October 30, 2014, YA Global purchased from us 48,727 shares of our common stock for an aggregate of $40,000.

We currently do not have any commitments for future external funding other than the SEDA. We will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are favorable. We may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to our existing stockholders, including issuances of equity under the SEDA. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that it might otherwise seek to develop or commercialize independently. Our ability to continue to operate as a going concern is dependent upon additional financial support. Our 2014 financial statements do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and other development costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2014 or 2013, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2015.

Currency fluctuations may affect us by increasing or decreasing costs. Currency fluctuations had no material effect on our results of operations for the years ended December 31, 2014 or 2013. We do not purchase forward currency contracts for either hedging or speculative purposes.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the year ended December 31, 2014, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On March 27, 2015, we filed a Certificate of Change with the Nevada Secretary of State (the “Certificate of Change”) to effect, as of March 30, 2015, a 1-for-10 reverse split of our authorized and issued and outstanding shares of common stock (the “Reverse Split”). Following the Reverse Split, the number of shares of our issued and outstanding common stock was reduced from approximately 58.4 million shares to approximately 5.8 million shares. Additionally, proportional adjustments were made to our authorized shares of common stock and our outstanding options and warrants. Any fractional shares resulting from the Reverse Split will be rounded up to the next whole share.

The Reverse Split became effective on the OTCBB at the opening of trading on March 31, 2015. For 20 trading days following the Reverse Split, our common stock will trade under the symbol “GLSOD”. After such time, our common stock will resume trading under the symbol “GLSO”. Our new CUSIP number for the post-Reverse Split shares of common stock is 377215207.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Name	Age	Title
Shai Novik, M.B.A.	48	Chairman of the Board
Nimrod Madar, M.B.A.	41	President, Chief Executive Officer and Director
Uri Polat, Ph.D.	61	Chief Scientific Officer and Director
Ram Shaffir	44	Chief Technology Officer and Director
Steve Schaeffer, CPA	64	Chief Financial Officer
Yuval Bar-Gil	47	Director

Shai Novik, M.B.A, Chairman of the Board. Mr. Novik has served as our Chairman of the Board since July 2013. Mr. Novik founded PROLOR Biotech, Inc., a biopharmaceutical company developing long-acting therapeutic proteins, in 2005, and served as its President through its acquisition by OPKO Health (NYSE: OPK) in 2013. Mr. Novik is a co-founder of GlassesOff, and previously served as Chief Operating Officer and Head of Strategic Planning of THCG, a technology and life sciences investment company. THCG was a portfolio company of Greenwich Street Partners, one of the largest U.S. private equity funds. THCG's own portfolio included several life sciences and medical devices companies. Prior to his position at THCG, Mr. Novik served as Chief Operating Officer and Chairman of Strategy Committee of RogersCasey, an investment advisory company serving Fortune 500 companies such as DuPont, Kodak, General Electric and others.

Nimrod Madar, M.B.A, President, Chief Executive Officer and Director. Mr. Madar has served as our President and Chief Executive Officer and as a director of GlassesOff since July 2013. Mr. Madar previously founded and served as Chairman at iMind Networks, a cognitive training venture specializing in assessing and training cognitive capabilities, such as working memory, attention, visual search, etc. Prior to his position at iMind Networks, Mr. Madar served as VP Strategic Alliances at 888 Holdings Public Limited Company traded on the London Stock Exchange, one of the world’s most popular online gaming entertainment companies with both PC and mobile offering for end users (B2C) as well as white label customers (B2B). Prior to his position at 888 Holdings, Mr. Madar served as a Managing Partner at POC Management Consulting, a management consulting firm consulting to leading corporations in the Israeli market, to include: financial institutes, communication companies, leading manufacturers and retailers.

Prof. Uri Polat Ph.D., Chief Scientific Officer and Director. Prof. Polat has served as our Chief Scientific Officer and as a director of GlassesOff since July 2013. Prof. Polat is the director of the Visual and Clinical Neuroscience Laboratory at the Eye Research Institute at the Sheba Medical Center, Faculty of Medicine, Tel-Aviv University. He received a Ph.D. in Brain Research from the Weizmann Institute of Science, Rehovot, Israel. He was at the Smith-Kettlewell Eye Research Institute, San-Francisco, USA for several years as a Fellow and Associate Scientist. Prof. Polat was the Founder and Chief Scientific Officer of NeuroVision Inc. and developed the first FDA approved training for adult Amblyopia. Prof. Polat is a member of the Association for Research in Vision and Ophthalmology (ARVO), the Visual Sciences Society, The Israel Society for Neuroscience, and the International Brain Organization. His research and scientific publications received international recognition and are highly influential in the field of neuronal interaction, brain plasticity and perceptual learning in improving visual functions.

Ram Shaffir, Chief Technology Officer and Director. Mr. Shaffir has served as our Chief Technology Officer and as a director of GlassesOff since July 2013. Mr. Shaffir previously served as Chief Executive Officer of Odysseus-Ventures, a private investment company specializing in early stage life science companies, and currently serves as a director at Stentomics, one of Odysseus Ventures’ portfolio companies. Prior to his position at Odysseus-Ventures, Mr. Shaffir founded and managed VbaTech, a specialized software house providing software architecture and development services to leading financial institutes in Israel. In additional to his extensive investment activities over the last 10 years, Mr. Shaffir consulted many of Israel’s leading insurance companies in IT issues.

Steve Schaeffer, CPA, Chief Financial Officer. Mr. Schaeffer has served as our Chief Financial Officer since July 2013. Mr. Schaeffer has more than 30 years of accounting and tax experience. His specialty is corporate tax including reorganizations, acquisitions and dispositions. In 1993, he co-founded Cohen & Schaeffer, P.C., a full service CPA firm. Prior to founding Cohen & Schaeffer, Mr. Schaeffer was a tax partner at BDO Seidman and a principal at Laventhol & Horwath heading up the mergers and acquisitions department. Before entering public accounting, he worked for ten years at the Internal Revenue Service. In addition, he taught graduate level tax courses and presented seminars in corporate tax.

Yuval Bar-Gil, Director. Mr. Bar-Gil has served as a director of GlassesOff since December 2014. Mr. Bar-Gil was founder of AeroScout, a producer of real-time location systems for healthcare, manufacturing, mining and security, and served as its Chief Executive Officer until its acquisition by Stanley Black & Decker in 2012, following which, Mr. Bar-Gil served as an executive at Stanley Black & Decker until September 2014. Prior to founding AeroScout, Mr. Bar-Gil was a consultant at Bain & Company in London and San Francisco. At Bain & Company, he advised leveraged buyout funds on investments in a variety of industries and developed business strategies for market leaders in several high technology industries. Mr. Bar-Gil holds bachelor’s degrees with honors in Accounting and Law from Tel Aviv University in Tel Aviv, Israel and an M.B.A. from The Wharton School, University of Pennsylvania.

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

Audit Committee

We have a standing Audit Committee composed of two members of the Board of Directors. We require that all Audit Committee members be able to read and understand financial statements, including the Company’s balance sheet, income statement and cash flow statements, and that at least one member, through appropriate education and/or experience, satisfies the definition of “audit committee financial expert” as defined by the rules and regulations of the SEC. Shai Novik and Yuval Bar-Gil compose our Audit Committee. Our board of directors has determined that both Mr. Novik and Yuval Bar-Gil qualify as “audit committee financial experts” under the applicable rules of the SEC. In making this determination, our board of directors determined that each of Mr. Novik and Yuval Bar-Gil has accounting and related financial management expertise within the meaning of the aforementioned rules. The Board of Directors has additionally determined that all members of the Audit Committee are independent for Audit Committee purposes under the more stringent independence standards required by NYSE MKT rules, which we have adopted notwithstanding that our common stock is not listed on the NYSE MKT, and the rules and regulations of the SEC.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth the 2014 and 2013 compensation for Mr. Madar, our principal executive officer, and our two other most highly compensated executive officers, for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Nimrod Madar	2014	$176,469	$87,789	$77,204	(1)	$60,618	(2)	$402,080
President and Chief Executive Officer	2013	$156,311	$48,218	$201,841	(1)	$46,289	(3)	$452,659

Uri Polat	2014	$106,664	$—	$268,760	(1)	$19,183	(4)	$394,607
Chief Scientific Officer	2013	$137,693	—	—		—		$137,693

Ram Shaffir	2014	$87,917	$68,018	$38,394	(1)	$24,000	(5)	$218,329
Chief Technology Officer	2013	$117,875	$170,492	—		—		$288,367

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718 for stock options granted to the executive.
(2)	Includes $20,128 in automobile expenses paid by us, including leasing costs, insurance premiums gasoline and/or repairs incurred in connection with the executive’s automobile, $25,277 in pension costs related to the executive’s retirement plan and $15,213 in contributions to our severance pay fund as required by Israeli law
(3)	Includes $21,693 in automobile expenses paid by us, including leasing costs, insurance premiums gasoline and/or repairs incurred in connection with the executive’s automobile, $13,651 in pension costs related to the executive’s retirement plan and $10,945 in contributions to our severance pay fund as required by Israeli law.
(4)	Includes $19,183 in automobile expenses paid by us, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile.
(5)	Includes $24,000 in automobile expenses paid by us, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile.

All officers, whether executive or non-executive, serve at the discretion of our board of directors.

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

Outstanding Equity Awards as of December 31, 2014

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not yet vested	Market Value of shares of stock that have not yet vested ($)(1)
Nimrod Madar	2,410,694	—	$0.0013	May 8, 2022	133,332 (2)	$59,999

	768,111	—	$0.0013	November 20, 2022

	50,000	100,000	$1.9300	February 6, 2024

Uri Polat	116,667	233,333	$1.9300	February 6, 2024	—	—

Ram Shaffir	2,597,638	—	$0.0013	May 8, 2022	200,000 (2)	$90,000

	16,667	33,333	$1.9300	February 6, 2024

(1)	The market value of the shares was calculated based upon the closing price of our common stock of $0.45 per share, as reported on the OTCBB on December 31, 2014.

(2)	Restricted common stock vests in substantially equal amounts on July 30 of each of 2014, 2015 and 2016.

Director Compensation

Members of our board of directors who are also officers do not receive separate compensation for their respective service on our board of directors. Awards of restricted stock or options are determined in the discretion of the Compensation Committee. Mr. Novik receives annual cash compensation of $75,000 for his service as Chairman of our board of directors; however, Mr. Novik waived his $75,000 compensation for his first 12 months of service on our board. On December 15, 2014, Mr. Darwish resigned from our board of directors. Prior to his resignation, Mr. Darwish was entitled to receive annual compensation of $50,000 for his service as Vice Chairman of our board of directors. On December 15, 2014, we appointed Mr. Yuval Bar-Gil to serve as a director on our board of directors. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. On December 15, 2014, we granted Mr. Novik 75,000 shares of common stock and we granted Mr. Bar-Gil options to purchase up to 100,000 shares of common stock, at an exercise price equal to $0.46 per share, vesting in substantially equal monthly installments over a period of 12 months from the date of grant.

Director	Fees Earned or Paid in Cash ($)	Stock and Options Awards ($)(1)	Total ($)
Shai Novik	$31,250	$244,884	$276,134
Sasson Darwish(2)	$29,707	431,583	$461,290
Yuval Bar-Gil	—	$22,240	$22,240

(1)	Amount represents the aggregate grant date fair value of stock awards granted during the fiscal year ended December 31, 2014. For additional information regarding assumptions underlying the valuation of equity awards and the calculation method, please refer to Note 9 to our consolidated financial statements, which are contained in this Annual Report on Form 10-K for the year ended December 31, 2014. As of December 31, 2014, the aggregate number of outstanding stock awards and stock option awards (both exercisable and unexercisable) for the persons named in the table above were as follows:

Name	Aggregate Number of Options Awards	Aggregate Number of Stock Awards
Shai Novik	150,000	75,000
Sasson Darwish	350,000	223,000
Yuval Bar-Gil	100,000	—

(2)	In connection with Mr. Darwish’s departure, the Company agreed to accelerate the vesting of his options to purchase up to 350,000 shares of common stock so that all of such options became fully vested as of December 15, 2014, the fair value of the options that were accelerated was $329,003. In addition, in consideration for Mr. Darwish’s service as the Vice Chairman of the Board, the Company granted to Mr. Darwish 223,000 shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

As of March10, 2015, the following table sets forth information regarding the beneficial ownership of our common stock by:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of our common stock that are shown as beneficially owned by them. In computing the number of shares of common stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of March 10, 2015 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each individual is c/o GlassesOff Inc., 5 Jabotinski St., POB 12, Ramat Gan, Israel 5252006. The following information is based upon information provided to us or filed with the SEC by the persons named below.

Name and Address of	Number of Shares		Percentage of Outstanding Common Shares(1)
Directors and Named Executive Officers:
Uri Polat, Chief Scientific Officer and Director	16,104,641	(2)	27.5%
Shai Novik, Chairman of the Board	8,070,964	(3)	13.8%
Ram Shaffir, Chief Technology Officer and Director	11,021,092	(4)	17.9%
Nimrod Madar, President, Chief Executive Officer and Director	3,429,805	(5)	5.6%
Steve Schaeffer, Chief Financial Officer	-		*
Yuval Bar-Gil, Director	41,690	(6)	*
All Executive Officers and Directors as a Group (6 Persons)	34,566,939		53.2%
Certain Beneficial Owners:
Odysseus Ventures LLP (5)	4,101,253		7.0%
IGWT Global Services LTD. (6)	4,007,898		7.0%

*	Less than 1%

(1)	58,386,693 shares issued and outstanding as of March 10, 2015.

(2)	Includes options to purchase 119,000 shares.

(3)	Includes options to purchase 150,000 shares. Also includes (i) 4,101,253 shares held by Odysseus Ventures LLP, over which Shai Novik shares voting and investment control, and (ii) 56,250 shares owned by Mr. Novik’s spouse through her 401(k) plan. Mr. Novik disclaims beneficial ownership of all of the foregoing shares except to the extent of his pecuniary interest therein.

(4)	Includes warrants to purchase 400,000 shares and options to purchase 2,614,632 shares. This also includes 4,101,253 shares held by Odysseus Ventures LLP, over which Ram Shaffir shares voting and investment control. Mr. Shaffir disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)	Includes options to purchase 3,229,805 shares.

(6)	Includes options to purchase 41,690 shares.

(7)	The address of Odysseus Ventures LLP is 28 Harakevet Street, Tel Aviv, Israel 67770. Ram Shaffir and Shai Novik have shared voting and investment control over the shares held by Odysseus Ventures LLP.

(8)	The address of IGWT Global Services LTD. is Craigmuir Chambers, P.O. Box 71, Road Town, Tortola VG1110 BVI. Kretzmer & Associates PLLC has voting and investment control over the shares held by IGWT Global Services LTD.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 about securities authorized for issuance under the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Plan”), which was adopted by our board of directors on June 26, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	10,032,604	$0.29	2,966,752
Total	10,032,604	$0.29	2,966,752

The purpose of the Plan is to assist us and our subsidiaries in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants, who provide services to us or our subsidiaries by enabling such persons to acquire or increase a proprietary interest in us, which we believe strengthens the mutuality of interests between such persons and our stockholders. We have reserved 14,000,000 shares of common stock for issuance under the plan, of which 378,977 options have been exercised and 2,966,7521remain available for issuance. To the extent of a forfeiture, expiration, termination, non-issuance or cash settlement of shares of common stock subject to an award or to any award, as applicable, such shares will again be available for delivery with respect to awards under the Plan.

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

Transactions with Related Persons

On May 16, 2014, we consummated a private placement, pursuant to which certain investors purchased an aggregate of 4,000,000 shares of our common stock for a purchase price in cash of $1.25 per share. Before expenses, we received an aggregate of approximately $5,000,000 in gross proceeds from the issuance of such shares. Shai Novik, our Chairman of the Board, and Sasson Darwish, our Vice Chairman of the Board, each participated in this private placement as an investor. Messrs. Novik and Darwish each participated on the same terms as the other investors in the private placement, and purchased 335,000 shares of common stock for a total of $418,750 and 160,000 shares of common stock for a total of $200,000, respectively.

On July 30, 2013, in connection with the Merger, we consummated a private placement, pursuant to which certain investors purchased an aggregate of 2,490,000 units, for a purchase price in cash of $1.25 per unit, each of which comprised one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $1.25 per share. Before expenses, we received an aggregate of approximately $3,112,500 in gross proceeds from the issuance of the units. Ram Shaffir, our Chief Technology Officer and a director, participated in the private placement as an investor. Mr. Shaffir participated on the same terms as the other investors, and he purchased 400,000 units for a total of $500,000.

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

Our board is composed of Shai Novik, M.B.A., Nimrod Madar, M.B.A., Uri Polat, Ph.D., Ram Shaffir and Yuval Bar-Gil. Based on the independence standards discussed above, our board has affirmatively determined that each of Mr. Novik and Mr. Bar-Gil is independent. Mr. Madar, Prof. Polat and Mr. Shaffir are not independent because each serves as one of our executive officers.

Item 14.	Principal Accounting Fees and Services.

Our independent auditor for the year ended December 31, 2014 was the firm of Yarel + Partners CPA (ISR). The following table sets forth fees billed to us by Yarel + Partners CPA (ISR) for the fiscal years ended December 31, 2014 and 2013 for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (b) services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as “audit fees;” (c) services rendered in connection with tax compliance, tax advice and tax planning; and (d) all other fees for services rendered.

	Year Ended December 31,
	2014	2013
Audit Fees	$50,000	$50,000
Audit Related Fees	—	—
Tax Fees (1)	$2,500	$2,881
All Other Fees	—	—

____________

(1)	Tax fees pre-approved by the Audit Committee relate to preparation of the Company’s Israeli subsidiary’s annual tax report.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Audit Committee approved all of the fees paid to Yarel + Partners CPA (ISR) for the years ended December 31, 2014 and 2013.

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

3. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of June 26, 2013, by and among Autovative Products, Inc., Ucansi Acquisition Corp. and Ucansi Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.3	Spin-Off Agreement, dated as of May 23, 2013, by and between Autovative Products, Inc. and David Funderburk, filed as Exhibit 2.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of GlassesOff Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of GlassesOff Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.3*	Certificate of Change of GlassesOff Inc. filed March 27, 2015 and effective March 30, 2015.

4.1	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of July 30, 2013, by and among GlassesOff and the Investors party thereto., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2	License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+	Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.5+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+	Consulting Agreement, dated July 30, 2013, by and between GlassesOff and Cohen & Schaeffer P.C., filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.8+	Form of Option Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.9+	Form of Restricted Stock Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.10	Stock Purchase and Registration Rights Agreement, dated May 16, 2014, by and among GlassesOff and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2014 and incorporated herein by reference.

10.11	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference.

21	Subsidiaries of GlassesOff Inc, filed as Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Compensation plan or arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

GlassesOff Inc.

	By:	/s/ Nimrod Madar
Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2015

	By:	/s/ Steve Schaeffer
Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nimrod Madar	President, Chief Executive Officer and Director	March 31, 2015
Nimrod Madar	(Principal Executive Officer)

/s/ Steve Schaeffer	Chief Financial Officer	March 31, 2015
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shai Novik	Chairman of the Board	March 31, 2015
Shai Novik

/s/ Uri Polat	Chief Scientific Officer and Director	March 31, 2015
Uri Polat

/s/ Ram Shaffir	Chief Technology Officer and Director	March 31, 2015
Ram Shaffir

/s/ Yuval Bar-Gil	Director	March 31, 2015
Yuval Bar-Gil

GLASSESOFF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013

AND THE TWO YEARS ENDED DECEMBER 31, 2014

F-1

GLASSESOFF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013

AND THE TWO YEARS ENDED DECEMBER 31, 2014 AND 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GlassesOff Inc.

We have audited the accompanying consolidated balance sheets of GlassesOff Inc. and subsidiaries ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Yarel + Partners

Yarel + Partners

Tel-Aviv, Israel

March 19, 2015

GLASSESOFF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS (Except shares and par value amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,570	$1,526
Trade receivables and deferred income	18	-
Accounts receivable and prepaid expenses	120	160
Total Current Assets	2,708	1,686
Long Term Assets:
Property and equipment, net	142	70
Intangible asset, net	455	-
Long term prepaid expenses	16	13
Restricted cash	64	67
Total Long Term Assets	677	150
Total Assets	$3,385	$1,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$105	$94
Related parties payable	316	350
Accrued expenses and other liabilities	427	255
Total Current Liabilities	848	699

Commitments and Contingent Liabilities

Stockholders’ Equity:
Stock capital - Common shares of $0.001 par value per share 200,000,000 shares of common stock authorized ; 58,347,054 and 53,287,365 shares issued and outstanding at December 31, 2014 and 2013 , respectively	58	53
Additional paid-in capital	19,552	13,321
Deferred compensation	(166)	(790)
Accumulated deficit	(16,907)	(11,447)
Total Stockholders’ Equity	2,537	1,137
Total Liabilities and Stockholders’ Equity	$3,385	$1,836

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS (Except shares and per share amounts)

	Year ended December 31,
	2014	2013

Revenues	$110	$-
Cost of sales	(111)	-

Gross loss	(1)	-

Operating expenses:
Research and development	(1,818)	(1,678)
Sales and marketing	(1,109)	(419)
General and administrative	(2,552)	(1,191)

Total operating expenses	(5,479)	(3,288)
Operating (loss)	(5,480)	(3,288)
Financial income (expenses), net	20	(37)

Net (loss)	$(5,460)	$(3,325)

(Loss) per share (basic & diluted)	$(0.10)	$(0.07)

Weighted average number of shares outstanding	55,628,904	45,267,803

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

IN THOUSANDS (Except number of shares)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital		Deferred compensation	(Deficit) accumulated during the development stage	Total stockholders’ equity

Balance as of January 1, 2013	11,625,044	$12	28,527,897	$28	$8,616		-	$(8,122)	$534

Exchange of A-5 preferred stock to A-7 preferred stock	169,524	*	-	-	*		-	*	*

Cancellation of option exercise	-	-	(363,573)	*	(*	)	-	-	-

Exchange of A-2 warrants to common stock	-	-	41,141	*	(*	)	-	-	-

Forward split for Shell	-	-	9,997,332	10	(10)		-	-	-

Exchange of preferred stock to common stock	(11,794,568)	(12)	11,794,568	12	-		-	-	-

Issuance of Common Stock and warrants, net of $257 issuance expenses	-	-	2,490,000	2	2,854		-	-	2,856

Compensation on restricted shares of common stock	-	-	800,000	1	1,126		(790)	-	337

Stock-based compensation on options	-	-	-	-	735		-	-	735

Net (loss)	-	-	-	-	-		-	(3,325)	(3,325)

Balance as of December 31, 2013	-	$-	53,287,365	$53	$13,321		$(790)	$(11,447)	$1,137

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

IN THOUSANDS (Except number of shares)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deferred compensation	(Deficit) accumulated during the development stage	Total stockholders’ equity

Balance as of December 31, 2013	-	$-	53,287,365	$53	$13,321	$(790)	$(11,447)	$1,137

Issuance of common stock and warrants, net of $40 issuance expenses	-	-	4,000,000	4	4,956	-	-	4,960

Compensation on restricted shares of common stock	-	-	528,684	*	67	624	-	691
							-
Stock-based compensation on options	-	-	-	-	1,018	-	-	1,018

Issuance of common stock-commitment fee	-	-	103,301	*	150	-	-	150

Exercise of options	-	-	378,977	1	-			1

Issuance of common stock to investor	-	-	48,727	*	40	-	-	40

Net (loss)	-	-	-	-	-	-	(5,460)	(5,460)

Balance as of December 31, 2014	-	$-	58,347,054	$58	19,552	$(166)	$(16,907)	$2,537

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net (loss)	$(5,460)	$(3,325)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	26	24
Amortization of intangible assets	73	-
Stock based compensation related to employees and nonemployees	1,571	1,072
Issuance of common stock in satisfaction of SEDA commitments fees	150	-
Changes in assets and liabilities:
(Increase) in accounts receivables	(18)	-
Decrease (increase) in receivables and prepaid expenses	37	(55)
Increase in trade payables	11	11
(Decrease) increase in related parties payable	(34)	182
Long term deposit exchange rate differences	3	-
Increase in accrued expenses and other liabilities	172	77
Net cash (used in) operating activities	(3,469)	(2,014)

Cash flows from investing activities
Purchase of property and equipment	(98)	(48)
Intangible asset	(390)	-
Restricted cash	-	(47)
Net cash provided by (used in) investing activities	(488)	(95)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	5,001	2,856
Net cash provided by financing activities	5,001	2,856

Increase in cash and cash equivalents	1,044	747
Cash and cash equivalents at the beginning of year	1,526	779
Cash and cash equivalents at the end of year	$2,570	$1,526

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

IN THOUSANDS (Except number of warrants and shares)

	Year ended December 31,
	2014	2013
Non cash transactions:
Exchange of Series A-5 preferred stock with Series A-7 preferred stock	$-	$	*
Preferred stock converted into common stock	$-		$12
Common stock issued in reverse acquisition	$-		$10
Cashless exercise of 80,291 warrants into 41,141 shares of common stock	$-	$	*
Cancellation of option exercise	$-	$	*
Capitalization of stock based compensation to intangible assets	138		$-

Additional information:
Cash paid for income taxes	$-		$-
Cash paid for interest expense	$-		$-

 *   Less than one thousand

The accompanying notes are an integral part of the consolidated financial statement

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Company is a neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness by improving the image processing function in the visual cortex of the brain. The Company delivers its products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android platform, and which are planned to be offered on additional platforms. The Company focus significant time and resources on research and development in connection with its efforts to improve its existing GlassesOff application, produce versions of GlassesOff for new device platforms and operating systems, as well as in connection with the development of new product applications. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd, formerly named Eyekon Blue White Ltd.

b.	The Company devotes most of its efforts toward research and development activities. During 2014, the Company commenced marketing activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company started generating revenues in the first quarter of 2014; however, the Company has not yet generated significant revenue from operations and is still devoting efforts to development activities, such as raising capital and recruiting and training personnel. The Company’s deficit accumulated during the development stage aggregated $16,907 through December 31, 2014. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	Patents:
As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. Costs incurred in connection with patent applications where there is no uncertainty with respect to the future economic benefits of the asset or that an alternate future use is available to the Company, are capitalized and amortized over the expected life of the patent. All other costs associated with patents for product candidates under development are expensed as incurred. As of December 31, 2014, the Company had capitalized patent costs in the amount of $7.

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
Revenues are derived from subscription fees for access to and use of the Company's on-demand application services. The Company delivers its products through cloud-based client-server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android platform. Under such subscription arrangements, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services is recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

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

e.	Research and development costs:
Research and development, or R&D, costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

f.	Comprehensive Income (Loss):
Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive loss consists of net loss.

g.	Segment Reporting:
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

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

h.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ucanci Inc. and Eyekon E.R.D. Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

i.	Cash and cash equivalents:
For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

j.	Restricted cash:
Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a line of credit on credit cards to assure future credit availability and for a bank guarantee to secure the Company's office lease agreement. Restricted cash is classified as either short or long term according to the restriction terms.

k.	Accounts receivable:
Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2014 and 2013, the Company has not accrued an allowance for uncollectible accounts.

l.	Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

The annual depreciation rates are as follows:	%
Office furniture and equipment	7 - 15
Laboratory equipment	15 - 31
Computers and electronic equipment	33
Leasehold improvements	10

m.	Long lived assets:
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

n.	Other Assets:
Software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

o.	Accounting for stock-based compensation:
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

Determining the fair value of options granted on or after November 2013 for options with an expected term longer than the period for which the Company has quoted stock prices, expected volatility was calculated on the basis of a combination of comparable companies and the Company's historical share price. For options with a short expected term, expected volatility was calculated on the basis of the Company's historical share price. The expected term of options granted on or after November 2013 is no longer based on the simplified method, it represents the estimation of management of the period of time that options granted are expected to be outstanding.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees.

The fair value for these options was estimated using the Black-Scholes Merton OPM with the following assumptions:

	Year ended December 31, 2014	Year ended December 31, 2013

Weighted Average Risk free interest rate	0.979%	0.123%
Dividend yield	0%	0%
Weighted Average Volatility factor	0.8624	0.9941
Weighted Average Expected life of the options	3.61	0.87

p.	Severance pay:
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

q.	Income taxes:
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

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

r.	Concentrations of credit risk:
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

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or any other hedging arrangements.

s.	Fair value measurements:
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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,570	$2,570	$-	$-
Restricted cash	64	64	-	-
Total assets at fair value, net	$2,634	$2,634	$-	$-

	Fair Value Measurements at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,526	$1,526	$-	$-
Restricted cash	67	67	-	-
Total assets at fair value, net	$1,593	$1,593	$-	$-

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

t.	(Loss) per share:
Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of shares of common stock related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share were 20,531,276 and 17,910,054 for the years ended December 31, 2014 and 2013, respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock (thousands, except share amounts and per share amounts):

	Year ended December 31,
	2014	2013
Basic & Diluted net (loss) per share:

(Loss) from continuing operations	$(5,460)	$(3,325)
Less: accumulating dividend on preferred stock	-	-
	$(5,460)	$(3,325)

Number of common shares	55,628,904	45,267,803
Number of shares used in per share computation	55,628,904	45,267,803
Basic net (loss) per share	$(0.10)	$(0.07)

u.	Impact of recently issued accounting standards:
In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides clarifying guidance concerning the accounting for the cumulative translation adjustment (1) when a parent sells a portion or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets within a foreign entity, and (2) in connection with the acquisition of a foreign entity achieved in stages. The amended guidance, which should be applied prospectively, is effective for public entities for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (“ASU 2013-11”). The amendments contained in ASU 2013-11 provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with limited exceptions. The amendments contained in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

u.	Impact of recently issued accounting standards: (continued)

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

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2014	2013

Israeli government authorities	$60	$54
Prepaid expenses and other	60	106
	$120	$160

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2014	2013
Cost:
Office furniture and equipment	$29	$21
Computers and electronic equipment	112	77
Laboratory equipment	49	31
Leasehold improvements	66	29
	256	158
Accumulated depreciation:
Office furniture and equipment	8	7
Computers and electronic equipment	70	52
Laboratory equipment	24	22
Leasehold improvements	12	7
	114	88
Depreciated cost	$142	$70

Depreciation expenses for the years ended December 31, 2014 and 2013 were $26 and $24, respectively.

NOTE 5:-	INTANGIBLE ASSET, NET

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

As of December 31, 2014, GlassesOff’s intangible assets associated with its first product version for the Android platform and significant enhancement for its product for the iOS platform were $528. The Company has included amortization expenses of the intangible assets directly attributable to revenue-generating activities in cost of revenues. Amortization expenses with respect to these intangible assets for the year ended December 31, 2014 were $73.

NOTE 6:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2014	2013
Employees and payroll accruals	$273	$169
Accrued expenses	133	74
Other	21	12
	$427	$255

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES:

a.	In July 2011, the Company entered into a license agreement with RevitalVision LLC. a Kansas Limited Liability Corporation, which is the owner of several patents in the area of perceptual learning systems and methods. Pursuant to the license agreement, RevitalVision LLC. granted the Company a non-exclusive license to certain patents. Under the license agreement, the Company has the right to sub-license the licensed patents. The license agreement terminates when the last of the patents licensed to the Company expires, unless terminated earlier.

Under the license agreement, the Company is required to pay quarterly royalty payments from net sales: (i) up to yearly net sales of $3,000, fees of 5.5% of net sales and (ii) for yearly net sales in excess of $3,000, fees of 4.5% from such net sales.

b.	Operating leases:
Eyekon E.R.D. Ltd. rents its offices under a lease with a term that commenced December 15, 2013 and expires August 31, 2016. Eyekon E.R.D. Ltd. additionally leases a vehicle under a lease that commenced August 2, 2014 and expires in July, 2017.

Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2014, were as follows:

Year ended December 31,
2015	$102
2016	74
2017	11
Total	$187

Rent expenses for the years ended December 31, 2014 and 2013 were $78, and $32, respectively.

Car lease expenses for the years ended December 31, 2014 and 2013 were $18 and $13, respectively.

NOTE 8:-	RELATED PARTIES

a.	In 2013, on the Closing Date of the merger, the Company entered into: (i) an Employment Agreement with Mr. Madar, the Company's President, Chief Executive Officer and Director. (ii) a part-time Consulting Agreement with Prof. Polat, Ph.D. – the Company's Chief Scientific Officer and Director. (iii) a Consulting Agreement with Mr. Shaffir, - the Company's Chief Technology Officer and Director, and together the “Officer Agreements”. The Officer Agreements each have an initial one-year term, which term shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives the other party written notice of an election not to renew the Officer Agreement. Pursuant to their Officer Agreements, Dr. Polat and Messrs. Madar and Shaffir will receive annual base salaries or compensation, as the case may be, of $100, $180 and $50, respectively, provided, that Mr. Shaffir’s base compensation will increase to $120 following the Company’s consummation of a financing round in excess of $6,000. In addition, each of the officers are entitled to an annual cash bonus of up to 25% of his base salary or compensation, as the case may be, based on corporate and personal milestones together with equity performance awards, each as determined by the compensation committee of the Board of Directors of the Company.

Upon execution of the Officer Agreements, the Company agreed to grant Prof. Polat and Messrs. Madar and Shaffir options to purchase 350,000, 150,000 and 50,000 shares of Common Stock valued at $491, $141 and $70, respectively, which options would vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. The options were granted on February 7, 2014.

In addition, the Company granted Messrs. Madar and Shaffir on July 30, 2013, 200,000 and 300,000 shares valued at $187 and $280, respectively, of restricted Common Stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant. The Officer Agreements provide that if any of the officers voluntarily terminates his employment or consultancy, as the case may be (other than in connection with a change of control of the Company and certain other reasons), or the Company terminates his employment or consultancy, as the case may be, for “cause” (as defined in the agreement) then he will be entitled only to payment of his base salary or compensation, as the case may be, through the date of termination, and will not be entitled to any performance bonus for that year.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 8:-	RELATED PARTIES (continued)

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

b.	On July 29, 2013 the Company granted Mr. Shai Novik, the Company’s Chairman of the Board, 300,000 shares of restricted common stock valued at $280, which vested in substantially equal monthly installments over a period of 12 months from the date of grant. On February 7, 2014 the Board granted Mr. Novik options to purchase up to 150,000 shares of the Company’s common stock valued at $210 at an exercise price equal to $1.93 per share, vesting in substantially equal monthly installments over a period of 12 months from the date of grant.

c.	On December 15, 2014, the Company appointed Mr. Yuval Bar-Gil to serve as a director. Upon his appointment, the Board granted Mr. Bar-Gil options to purchase up to 100,000 shares of common stock valued at $22, at an exercise price equal to $0.46 per share, vesting in substantially equal monthly installments over a period of 12 months from the date of grant.

d.	On December 15, 2014, Mr. Sasson Darwish, Vice Chairman of the Board, resigned from the Board with immediate effect. In connection with Mr. Darwish’s departure, the Company agreed to accelerate the vesting of his outstanding options to purchase up to 350,000 shares of common stock valued at $329 at an exercise price of $1.93 so that all of such options became fully vested as of December 15, 2014. The Company did not record any additional value relating with the acceleration of the options. In addition, in consideration for Mr. Darwish’s service as the Vice Chairman of the Board, the Company granted Mr. Darwish 223,000 shares of common stock valued at $103.

e.	On December 15, 2014, the Board granted each of Mr. Shai Novik, the Company’s Chairman of the Board, and Mr. Ram Shaffir, the Company’s Chief Technology Officer and a director, 75,000 shares of common stock valued each at $35.

f.	On May 16, 2014, the Company consummated a private placement of 4,000,000 shares of common stock for a purchase price in cash of $1.25 per share. Mr. Shai Novik and Mr. Sasson Darwish, each participated in this private placement on the same terms as the other investors in the private placement, and purchased 335,000 shares of common stock for a total of $419 and 160,000 shares of common stock for a total of $200, respectively.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 8:-	RELATED PARTIES (continued)

g.	On July 30, 2013, in connection with the Merger, the Company consummated a private placement of 2,490,000 units for a purchase price in cash of $1.25 per unit, each of which comprised one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.25 per share. Mr. Ram Shaffir participated in the private placement as an investor on the same terms as the other investors, and purchased 400,000 units for a total of $500.

h.	The following transactions were carried out with related parties:

	2014	2013
Income statements:
Officers remuneration for employment and consulting	$475	$458
Stock based compensation to officers	$540	$421

Directors’ who are not officers compensation	$61	$39
Stock based compensation to directors’ who are not officers	$817	$118

Balances with related parties:

Related party payables to officers for employment and consulting	$285	$319
Related party payables to directors	31	$31
	$316	$350

NOTE 9:-	STOCKHOLDERS’ EQUITY

a.	Common Stock:

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

b.	On the closing date of the merger, the Company consummated a private placement in connection with which the Company entered into subscription agreements with certain private investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 2,490,000 units (each, a “Unit”), for a purchase price in cash of $1.25 per Unit, each of which comprised one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $1.25 per share. Before expenses, the Company received an aggregate of approximately $3,112 in gross proceeds from the issuance of the Units. The Company issued the Units in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Investors represented to the Company that they were “accredited investors” as defined in Rule 501(a) under the Act and that the Units were being acquired for investment purposes.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 9:-	STOCKHOLDERS’ EQUITY (continued)

c.	On May 16, 2014, the Company entered into a stock purchase and registration rights agreement, pursuant to which the Company issued and sold in a private placement an aggregate of 4,000,000 shares of common stock at a purchase price of $1.25 per Share. The private placement provided $5,000 of gross proceeds, the issuance expenses amounted to $40.

d.	During the year ended December 31, 2014 the Company issued 378,977 shares of common stock in connection with exercise of 378,977 stock options at an exercise price of $0.0013 per share.

e.	On July 1, 2014, the Company entered into a Standby Equity Distribution Agreement, which is referred to as the SEDA, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which the Company may issue and sell to the Investor from time to time as provided in the SEDA, and the Investor has agreed to purchase, up to $15,000 of common stock.

The Company is not obligated to sell any common stock to YA but may, over the term of the SEDA and in its sole discretion, sell shares of common stock at a purchase price specified in the SEDA for aggregate proceeds to the Company of up to $15,000. YA is obligated to purchase such shares from the Company subject to certain conditions as defined in the SEDA.

The amount of each Advance may not exceed the lesser of (i) $500 or (ii) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice.

As a part of a commitment fee payable to the Investor, in July 2014, the Company issued to the Investor’s designee an aggregate of 103,301 shares of common stock valued at $150.

On August 1, 2014, in connection with the SEDA, the Company registered for resale an aggregate of 5,000,000 shares of common stock.

On October 30, 2014 the Company issued and sold 48,727 shares of common stock to the Investor pursuant to the SEDA for proceeds of $40.

f.	On December 15, 2014, in connection with Mr. Sasson Darwish’s resignation from the Board and in consideration for Mr. Darwish’s service as the Vice Chairman of the Board, the Company granted Mr. Darwish 223,000 shares of common stock. Additionally, the Board granted each of Mr. Shai Novik, the Company’s Chairman of the Board, and Mr. Ram Shaffir, the Company’s Chief Technology Officer and a director, 75,000 shares of common stock.

g.	Preferred Stock:

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

Prior to the Merger the Company had 11,794,568 outstanding shares of Series A preferred stock. All shares of Series A Preferred (A1 thought A-7) conferred upon their holders the right to vote with holders of the Company’s shares of common stock on an as-converted into common stock basis. Each share of Series A Preferred was entitled to dividends when and if declared by the Board of Directors of the Company, pro rata among themselves and on an as converted into common stock basis. Each share of Series A Preferred was initially convertible into one share of common stock according to the terms set in each of the series A preferred stock agreements. On July 30, 2013, all the then outstanding shares of Series A Preferred Stock, comprising an aggregate of 11,794,568 shares, were converted into the same amount of shares of common stock of Ucansi's common stock, which was then exchanged for shares of the Company.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 9:-	STOCKHOLDERS’ EQUITY (continued)

h.	Restricted Shares

Upon the closing of the Merger, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”). An aggregate of 14,000,000 shares of common stock are authorized for issuance under the Equity Incentive Plan.

As detailed in note 8, the Company granted during 2013 its Chairman of the Board and executive officers a total of 800,000 shares of restricted common stock.

During the year ended December 31, 2014 , the Company granted 105,684 shares of restricted common stock to consultants, valued at $180 which vested immediately , 50,000 shares of restricted common stock to two employees, valued at $57, of which 5,000 vested immediately and 45,000 are vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant and 373,000 shares of restricted common stock to directors, see note 8.

The Company accounts for employees’ and directors’ restricted stock compensation in accordance with ASC 718, "Share-Based Payment" and for nonemployees' restricted stock compensation in accordance with ASC 505-50, “Equity Based Payments to Non Employees”.

The total restricted stock compensation expenses recognized in 2014 and 2013 were $639 and $337, respectively. Total unrecognized estimated compensation cost related to non-vested restricted stock granted through 2014 was $166, which is expected to be recognized over a weighted average period of 1.08 year.

Total restricted shares compensation cost recognized in 2014 and 2013 was as follows:

	Year ended December 31,
	2014	2013
Research and development	$48	$170
General and administrative	531	167
Sales and marketing	60	-
	$639	$337

i.	Stock options

Options granted under the Equity Incentive Plan and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

The Company assumed all of Ucansi’s options that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefore options to acquire 9,019,872 shares of the Company's common stock in terms similar to the terms of Ucansi's options.

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

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 9:-	STOCKHOLDERS’ EQUITY (continued)

j.	Employees stock options:

Following is a summary of the changes of the stock options granted to employees during 2014 and 2013:

	December 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	5,101,663	$0.0013
Granted	1,543,000	$1.8297
Exercised	(60,214)	$0.0013
Forfeited	(187,624)	$0.3471
Outstanding at the end of the year	6,396,826	$0.4322

Options exercisable	5,221,990	$0.1767

	December 31, 2013
	Number of Options	Exercise Price
Outstanding at the beginning of the year	4,983,888	$0.0013
Granted	-
Exercised	-
Reinstatement of options (*)	117,775	$0.0013
Outstanding at the end of the year	5,101,663	$0.0013

Options exercisable	4,839,243	$0.0013

Weighted average fair value of options granted during 2014	$1.0582

Following is a summary of changes in nonvested shares granted to employees during 2014 and 2013:

	December 31, 2014
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	262,420	$0.2955
Granted	1,543,000	$1.0609
Vested	(442,960)	$0.9293
Forfeited	(187,624)	$0.2760
Balance at the end of the year	1,174, 836	$0.9926

	December 31, 2013
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	1,195,675	$0.2955
Granted	-	-
Vested during the year	(933,255)	$0.2955
Forfeited during the year	-	-
Balance at the end of the year	262,420	$0.2955

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 9:-	STOCKHOLDERS’ EQUITY (continued)

The total unrecognized estimated compensation cost related to non-vested employees' stock options granted until December 31, 2014 was $581 which is expected to be recognized over a weighted average period of 1.81 years.

Compensation costs charged to operations for 2014 and 2013 amounted to $1,007 and $284, respectively.

Cash received upon exercise under the Equity Incentive Plans during 2014 and 2013 was $0 and $0.

The options outstanding as of December 31, 2014 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)
$0.0013	4,887,826	7.40
$1.9300	1,309,000	9.11
$1.8600	100,000	9.44
$0.4600	100,000	9.96
	6,396,826

The total aggregate intrinsic value of options to employees outstanding at December 31, 2014 was $ 2,193.

The options exercisable as of December 31, 2014 have been separated by exercise prices, as follows:

Exercise Price	# of Options Exercisable	Average Remaining Contractual Life (years)
$0.0013	4,746,990	7.45
$1.9300	475,000	9.11
	5,221,990

The total aggregate intrinsic value of options to employees exercisable at December 31, 2014 was $ 2,130.

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 9:-	STOCKHOLDERS’ EQUITY (continued)

k.	Options to nonemployees:

Following is a summary of the changes of the stock options granted to nonemployees during 2014 and 2013:

	December 31, 2014
	Number of Options	Exercise Price
Outstanding at the beginning of the year	3,918,209	$0.0370
Granted	6,000	$1.8600
Exercised	(318,763)	$0.0013
Forfeited	-	-
Outstanding at the end of the year	3,605,447	$0.0432

Options exercisable	3,599,447	$0.0402

	December 31, 2013
	Number of Options	Exercise Price
Outstanding at the beginning of the year	3,626,531	$0.0374
Granted	164,108	$0.0013
Exercised	-	-
Reinstatement of options (*)	245,798	$0.0013
Forfeited	(118,228)	$0.0013
Outstanding at the end of the year	3,918,209	$0.0370

Options exercisable	3,774,187	$0.0291

Weighted average fair value of options granted during 2014	$0.1480

(*) During 2012 a former employee and consultant exercised his options to purchase 245,798 shares of the Company's common stock. The exercise was canceled in July 2013 and the options were reinstated. There was no cost to the Company as a result of this transaction.

The total aggregate intrinsic value of options to nonemployees outstanding and exercisable at December 31, 2014 was $1,475.

Following is a summary of changes in nonvested options to nonemployees during 2014 and 2013:

	December 31, 2014
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	144,022	$1.9555
Granted	6,000	$1.8600
Vested during the year	(144,022)	$1.9555
Balance at the end of the year	6,000	$1.8600

	December 31, 2013
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	288,037	$0.1989
Granted	164,108	$0.8500
Vested during the year	(308,123)	$0.7959
Balance at the end of the year	144,022	$1.9555

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 9:-	STOCKHOLDERS’ EQUITY (continued)

The Company accounted for these grants under the fair value method of ASC 505-50. Compensation (income) costs charged to operations for 2014 and 2013 amounted to $(75) and $451 respectively.

Cash received upon exercise under the Equity Incentive Plans during 2014 and 2013 was $1 and $0

The total unrecognized estimated compensation cost related to nonvested stock options granted to nonemployees at December 31, 2014 was $0.5 which is expected to be recognized over a weighted average period of 1.05 years.

l.	Total stock options compensation cost recognized in 2014 and 2013 was as follows:

	Year ended December 31,
	2014	2013
Research and development	$395	$389
General and administrative	600	305
Sales and marketing	23	41
	$1,018	$735

m.	Warrants

Pursuant to the Merger Agreement, the Company assumed all of Ucansi's warrants that were issued and outstanding immediately prior to the Merger and issued to the holders of such securities in exchange therefor warrants to acquire 7,603,795 shares of common stock.

The following is a summary of the warrants granted:

	as of December 31, 2014
	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	10,013,504	$1.00	4.04
Outstanding at December 31, 2014	10,013,504	$1.00	3.04

	as of December 31, 2013
	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2013	7,603,795	$0.91	4.87
Issued in a private placement	2,490,000	$1.25	4.58
Exercised	(80,291)	$0.49	5.12
Outstanding at December 31, 2013	10,013,504	$1.00	4.04

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 10:-	INCOME TAXES

a.	Carryforward losses:

Carry-forward tax losses of the Company as of December 31, 2014 were $1,782. Carry-forward tax losses of Eyekon E.R.D. Ltd. as of December 31, 2014 were $ 7,446 which may be carried forward and offset against taxable income in the future for an indefinite period.

The components of the Company’s (loss) income before provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2014	2013
Domestic	$827	$383
Foreign	4,633	2,942
	$5,460	$3,325

The components of the provision for income taxes are as follows:

Year ended December 31,
	2014	2013
Current tax:
United States—Federal	$-	$-
United States—State and local	-	-
Outside United States	-	-
Total current tax	-	-
Deferred tax:
United States—Federal	-	-
United States—State and local	-	-
Outside United States	-	-
Total deferred tax	-	-
Provision for income taxes, net	$-	$-

b.	Reconciliation of the theoretical tax expenses:

	Year ended December 31,
	2014	2013
Loss before taxes	$5,460	$3,325
Statutory tax rate of GlassesOff Inc.	35%	35%
Tax benefit	1,911	1,164

Permanent differences	(65)	(174)
Valuation allowance	(1,473)	(800)
Differences in tax rate	(373)	(190)
Tax expense	$-	$-

GLASSESOFF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

IN THOUSANDS

NOTE 10:-	INCOME TAXES (continued)

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

As of December 31, 2014 and 2013 the Company has provided full valuation allowance in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future. Components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2014		2013

Tax assets in respect of:	$		$
Accrued vacation pay		26		15
Employees stock based compensation		828		408
Related parties accrued expenses		70		72
Net loss carry forward		2,743		1,700
Total deferred tax assets		3,667		2,195
Less - valuation allowance		(3,667)		(2,195)
Deferred tax assets		$-		$-

NOTE 11:-	FINANCIAL (EXPENSES) INCOME, NET

	Year ended December 31,
	2014	2013
Financial income	$-	$-
Financial (expenses)	(8)	(4)
Exchange rate differences income (loss)	28	(33)
	$20	$(37)

NOTE 12:-	SUBSEQUENT EVENTS

In January 2015, the Company granted 360,000 stock options to employees and consultants at an exercise price of $0.51 per share, vesting ratably in annual installments over a weighted average period of 2.9 years, expiring January 21, 2025.

On January 21, 2015, the Company issued 38,406 shares of common stock in connection with the exercise of 38,406 options at an exercise price of $0.0013 per share.

On February 13, 2015, the Company issued 1,236 shares of common stock in connection with the exercise of 1,236 options at an exercise price of $0.0013 per share.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of June 26, 2013, by and among Autovative Products, Inc., Ucansi Acquisition Corp. and Ucansi Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.3	Spin-Off Agreement, dated as of May 23, 2013, by and between Autovative Products, Inc. and David Funderburk, filed as Exhibit 2.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of GlassesOff Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of GlassesOff Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.3*	Certificate of Change of GlassesOff Inc. filed March 27, 2015 and effective March 30, 2015.

4.1	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of July 30, 2013, by and among GlassesOff and the Investors party thereto., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2	License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+	Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.5+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+	Consulting Agreement, dated July 30, 2013, by and between GlassesOff and Cohen & Schaeffer P.C., filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

Exhibit	Description

10.8+	Form of Option Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.9+	Form of Restricted Stock Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.10	Stock Purchase and Registration Rights Agreement, dated May 16, 2014, by and among GlassesOff and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2014 and incorporated herein by reference.

10.11	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference.

21	Subsidiaries of GlassesOff Inc, filed as Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Compensation plan or arrangement or management contract.