Form 10-Q
period 2015-03-31
GlassesOff Inc.
filed 2015-05-15
CIK 1487522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2015, there were 5,869,523 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED MARCH 31, 2015

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,693	$2,570
Trade receivables and deferred income	26	18
Other receivables and prepaid expenses	93	120
Total Current Assets	1,812	2,708
Long Term Assets:
Property and equipment, net	133	142
Intangible asset, net	465	455
Long term prepaid expenses	15	16
Restricted cash	63	64
Total Long Term Assets	676	677
Total Assets	$2,488	$3,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$120	$105
Related parties payable	98	316
Accrued expenses and other liabilities	513	427
Total Current Liabilities	731	848
Long Term Liabilities:
Related parties payable	239	-
Total Long Term Liabilities	239	-

Commitments and Contingent Liabilities

Stockholders’ Equity:
Stock capital - Common shares of $0.001 par value per share 20,000,000 shares of common stock authorized; 5,838,798 and 5,834,833 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	19,750	19,604
Deferred compensation	(125)	(166)
Accumulated deficit	(18,113)	(16,907)
Total Stockholders’ Equity	1,518	2,537
Total Liabilities and Stockholders’ Equity	$2,488	$3,385

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenues	$47	$40
Cost of revenues:
Platform commissions and royalties	(16)	(14)
Amortization of intangible assets	(43)	-
Total cost of revenues	(59)	(14)
Gross profit (loss)	(12)	26

Operating expenses:
Research and development	(564)	(491)
Sales and Marketing	(273)	(310)
General and administrative	(362)	(688)
Total operating expenses	(1,199)	(1,489)

Operating (loss)	(1,211)	(1,463)

Financial (expense), income net	5	(5)

Net (loss)	$(1,206)	$(1,468)

(Loss) per share (basic & diluted)	$(0.21)	$(0.28)

Weighted average number of shares outstanding	5,800,890	5,267,592

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities
Net (loss)	$(1,206)	$(1,468)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	9	8
Amortization of other assets	43	-
Stock based compensation related to employees and nonemployees	181	470
(Increase) in trade receivable	(8)	(28)
(Increase) decrease in other receivables and prepaid expenses	28	38
Increase in trade payables	15	62
Increase (decrease) in related parties payables	20	1
Decrease (increase) in restricted cash	1	-
Increase in accrued expenses and other liabilities	86	104
Net cash (used in) operating activities	(831)	(813)

Cash flows from investing activities
Purchase of property and equipment	-	(68)
Investment in other assets, net	(46)	-
Net cash (used in) investing activities	(46)	(68)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	*	-
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	(877)	(881)
Cash and cash equivalents at the beginning of the period	2,570	1,526

Cash and cash equivalents at the end of the period	$1,693	$645

The accompanying notes are an integral part of the unaudited consolidated financial statements.

* Less than $1.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2015	2014
Non cash investing and financial transactions:
Capitalization of stock based compensation to intangible assets	$7	$-

Additional information:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1 -	GENERAL

GlassesOff Inc. (“GlassesOff” or the “Company”) formerly named Autovative Products, Inc., was formed on December 8, 2004 under the laws of the State of Nevada. The Company is a neuroscience software technology company, utilizing patented technology to develop consumer-oriented software applications for improving, through exercise, near vision sharpness, by improving the image processing function in the visual cortex of the brain. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd.

The Company devotes most of its efforts toward research and development activities. The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is still devoting significant efforts to development activities, such as raising capital and recruiting and training personnel. The Company’s deficit accumulated during the development stage aggregated $18,113 through March 31, 2015. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to applicable U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto filed with the SEC on Form 10-K on March 31, 2015.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ucansi Inc. and Eyekon E.R.D. Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

c.	Revenue recognition:

Revenues are derived from subscription fees for access to and use of the Company's on-demand application services. The Company delivers its products through cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad). Under such subscription arrangements the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services are recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

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

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

d.	Research and development costs:

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

The total weighted average number of common shares related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share were 2,063,327 and 2,048,067 for the three months ended March 31, 2015 and 2014, respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the three months ended
	March 31,
	2015	2014
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(1,206)	(1,468)
	(1,206)	(1,468)

Number of shares used in per share computation:
Common Stock	(5,800,890)	(5,267,592)

Basic & Diluted net (loss) per share	$(0.21)	(0.28)

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

h.	Fair value measurements:

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,693	$1,693	$-	$-
Restricted cash	63	63	-	-
Total assets at fair value, net	$1,756	$1,756	$-	$-

	Fair Value Measurements at December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,570	$2,570	$-	$-
Restricted cash	64	64	-	-
Total assets at fair value, net	$2,634	$2,634	$-	$-

i.	Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.

j.	Recent accounting pronouncements:

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted this standard prospectively as of January 1, 2015. The adoption of ASU No. 2014-10 did not have a material impact on its consolidated results of operation and financial condition.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

j.	Recent accounting pronouncements (continued):

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company's financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on our financial statements or disclosures.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. This ASU is not expected to have an impact on our financial statements or disclosures.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 3 -	OTHER RECEIVABLES AND PREPAID EXPENSES

	March 31,	December 31
	2015	2014
Israeli government authorities	$53	$60
Prepaid expenses	40	60
	$93	$120

NOTE 4 -	PROPERTY AND EQUIPMENT, NET

	March 31,	December 31
	2015	2014
Cost:
Office furniture and equipment	$48	$48
Computers and electronic equipment	112	112
Laboratory equipment	35	35
Leasehold improvements	67	67
	262	262

Accumulated depreciation:
Office furniture and equipment	$13	$11
Computers and electronic equipment	74	70
Laboratory equipment	28	27
Leasehold improvements	14	12
	129	120
Depreciated cost	$133	$142

Depreciation expenses for the three months ended March 31, 2015 and 2014 were $9 and $8, respectively.

NOTE 5 -	OTHER ASSETS, NET

As of March 31, 2015, GlassesOff’s intangible assets associated with its first product version for the Android platform and significant enhancement for its product for both the Android and iOS platform were $581.

Amortization expenses for these intangible assets for the three months ended March 31, 2015 and 2014 were $43 and $0 respectively.

NOTE 6 -	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	December 31,
	2015	2014

Employees and payroll accruals	$264	$273
Accrued expenses	227	133
Deferred revenues	22	21
	$513	$427

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 7 -	RELATED PARTIES

The Company classified related parties credit amounts due to unpaid salaries of $239 to long term liabilities.

NOTE 8 -	STOCK OPTION PLAN

a.	In 2013 the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”) under which 1,400,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) are authorized for issuance.

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the unaudited consolidated statements of operations:

	For the three months
	ended March 31,
	2015	2014
Research & development	$91	$56
Sales & marketing	11	10
General & administrative	39	89
Total	$141	$155

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the three months ended March 31, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	639,688	$4.322
Issued	22,400	$5.100
Exercised	(3,965)	$0.013
Forfeited	(2,000)	$18.600
Outstanding at March 31, 2015	656,123	$4.331
Options exercisable at March 31, 2015	551,613	$2.690

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 8 -	STOCK OPTION PLANS (continued)

	For the three months ended March 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	510,172	$0.013
Issued	133,300	$19.300
Outstanding at March 31, 2014	643,472	$4.008
Options exercisable at March 31, 2014	488,911	$0.062

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through March 31, 2015 was $431, which is expected to be recognized over a weighted average period of 1.88 years.

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the three months ended March 31, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	360,549	$0.432
Issued	13,600	$5.100
Outstanding at March 31, 2015	374,149	$0.601
Options exercisable at March 31, 2015	359,949	$0.400

	For the three months ended March 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	391,828	$0.074
Outstanding at March 31, 2014	391,828	$0.074
Options exercisable at March 31, 2014	377,428	$0.291

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through March 31, 2015 was $25, which is expected to be recognized over a weighted average period of 1.62 years.

e.	The options outstanding as of March 31, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$0.013	787,162	7.04	775,476
$2.440	57,610	5.24	57,610
$19.300	130,900	8.86	75,976
$18.600	8,600	9.19	-
$4.600	10,000	9.72	2,500
$5.100	36,000	9.82	-
	1,030,272		911,562

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 9 -	WARRANTS

The following is a summary of the warrants granted as of March 31, 2015:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2015	1,001,369	$9.96	3.04
Issued	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2015	1,001,369	$9.96	2.79

The following is a summary of the warrants issued as of March 31, 2014:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	1,001,369	$9.96	4.04
Issued	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2014	1,001,369	$9.96	3.79

NOTE 10 -	COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases as of March 31, 2015, were as follows:

Period ended March 31,
2016	100
2017	59
2018	6
Total	$165

NOTE 11 -	STOCK CAPITAL

a.	On March 30, 2015 the Company effected a 1-for-10 reverse split of its authorized and issued and outstanding shares of common stock (the “Reverse Split”). Following the Reverse Split, the number of shares of the Company’s issued and outstanding common stock was reduced from approximately 58.4 million shares to approximately 5.8 million shares. Additionally, proportional adjustments were made to its authorized shares of common stock and our outstanding options and warrants. Any fractional shares resulting from the Reverse Split were rounded up to the next whole share.

b.	Restricted Shares

The total unrecognized estimated compensation cost related to non-vested restricted stock granted through March 31, 2015 was $125, which is expected to be recognized over a weighted average period of 0.87 years.

c.	In the first quarter of 2015, the Company issued 3,965 shares of Common Stock for an exercise price of $0.013 per share in connection with an exercise of 3,965 options.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 12 -	FINANCIAL (EXPENSES) INCOME, NET

	For the three months ended
	March 31,
	2015		2014
Financial income	$	*	$	*
Financial (expenses) and bank fees		(1)		(1)
Exchange rate differences gain (loss)		6		(4)
		$5		$(5)

NOTE 13 -	SUBSEQUENT EVENTS

On April 28, 2015, the Company issued 30,725 shares of Common Stock for an exercise price of $0.013 per share in connection with an exercise of 30,725 options.

* Less than $1.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “GlassesOff”, “we,” “us” and “our” refer to GlassesOff Inc., a Nevada corporation, including its direct and indirect wholly owned subsidiaries, Ucansi Inc., a Delaware corporation, which we refer to as Ucansi, and EYEKON E.R.D. Ltd, an Israeli company, which comprise our operating subsidiaries and all of our operations as of the date of this Quarterly Report on Form 10-Q.

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

Business

GlassesOff is a neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness by improving the image processing function in the visual cortex of the brain. GlassesOff delivers its products through a cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android, and which are planned to be offered on additional platforms.

Plan of Operation

During December 2013, GlassesOff completed development of the first commercial version of its consumer-oriented software application for improving, through exercise, near vision sharpness by improving the brain’s image processing function, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. On June 30, 2014, GlassesOff launched the first version of its software application for the Android platform as a beta version and subsequently in final form. During 2015, GlassesOff plans to work on the development of a new product application targeting vision performance improvement for sports, via brain exercises, while continuing its marketing and public relations campaigns, aiming to increase the awareness to its product and increase its number of customers. Additionally, GlassesOff plans to participate in various conferences and conventions around the world to further expose its product and technology to professional audience and potentially form business partnerships.

GlassesOff is not currently planning any major purchase or sale of equipment in 2015.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 2, “Significant Accounting Policies,” of the Notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Our unaudited interim financial statements are prepared in accordance with generally accepted accounting principles in the United States that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our interim financial statements.

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. We believe that our accounting policies and estimates associated with revenue recognition, intangible assets and stock based compensation are critical to understanding our historical and future performance as these policies involve a high degree of judgment and complexity. Therefore, we consider these to be our critical accounting policies and estimates. We believe there have been no material changes in our existing accounting policies and estimates from the disclosures included in the 2014 Form 10-K, except for the newly adopted accounting policies as disclosed in Note 2 to the interim financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 to the interim financial statements contained in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

GlassesOff generated revenues of $47,000 for the three months ended March 31, 2015 as compared to revenues of $40,000 for the three months ended March 31, 2014.

Cost of Sales

Costs of sales consists primarily of commissions, royalties and amortization of intangible assets. For the three months ended March 31, 2015, GlassesOff incurred costs of sales aggregating $59,000, as compared to $14,000 in the 2014 period. The increase in costs of sales for the three month period ended March 31, 2015 as compared to the 2014 period resulted primarily from amortization of intangible assets of $43,000 in the 2015 period as compared to $0 in the 2014 period. Amortization of these intangible assets did not commence until the second quarter of 2014.

Research and Development Expenses

GlassesOff expects its R&D expenses to increase as it continues to develop its existing products and starts development efforts for its new product applications, focusing on vision performance enhancement for sports. R&D expenses consist of:

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

GlassesOff expects its R&D expenses to increase most significantly in the near future in connection with the development efforts for its new product applications. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product.

For the three months ended March 31, 2015 and 2014, GlassesOff incurred R&D expenses in the aggregate of $564,000 and $491,000 respectively. The increase in R&D expenses for the three month period ended March 31, 2015 as compared to the 2014 period resulted primarily from payroll expenses of $255,000 in the 2015 period as compared to $188,000 in the 2014 period due to increase in headcount.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization and public relations services. During 2014 and the three month period ended March 31, 2015, GlassesOff has continue to invest in building marketing infrastructure following the launch of the GlassesOff product, which included, among other things, developing public relations networks to generate awareness of GlassesOff’s product, preparing marketing materials and conducting search engine optimization for GlassesOff’s website to improve its ranking in search engine search results for certain relevant key words searches.

For the three month periods ended March 31, 2015 and 2014, GlassesOff incurred sales and marketing expenses of $273,000 and $310,000, respectively. The decrease for the three month period ended March 31, 2015 as compared to the 2014 period resulted primarily from reduced consultants and advertising expenses of $163,000 in 2015 as compared to $185,000 in 2014, as we launched our first software application in the 2014 period.

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

For the three month periods ended March 31, 2015 and 2014, GlassesOff incurred general and administrative expenses of $362,000 and $688,000, respectively. The decrease for the three month period ended March 31, 2015 as compared to the 2014 period resulted primarily from stock-based compensation expenses to employees and directors of $52,000 in 2015 as compared to $331,000 in 2014, primarily due to the grant of 2,600 stock options in 2015, as compared to the grant of 65,800 stock options in 2014.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on GlassesOff’s cash and cash equivalents;
•	bank fees and commissions; and
•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the three month periods ended March 31, 2015 and 2014, GlassesOff incurred net financial (income) expenses of $(5,000) and $5,000, respectively. The decrease in financial expenses for the three month period ended March 31, 2015 as compared to the 2014 period was primarily due to currency fluctuations of the NIS.

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

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the three month periods ended March 31, 2015 and 2014, GlassesOff’s stock-based compensation expenses were $181,000 and $470,000, respectively. Stock-based compensation expenses for the three months ended March 31, 2015 decreased as compared to the 2014 period primarily due to 36,000 stock options granted during the three months ended March 31, 2015 as compared to 133,300 stock options and 5,000 restricted shares granted during the three months ended March 31, 2014.

Cash Flows

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015 and 2014, net cash used in operations was $831,000 and $813,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses. The increase in cash used in operating activities for the three months ended March 31, 2015 as compared to the 2014 period resulted primarily from hiring of new employees. It is expected that cash used in operating activities will increase as we plan to continue to develop new product versions for new territories (localization), new devices and new platforms, and potentially development of new products.

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $46,000 and $68,000, respectively. The decrease in cash used in investing activities for the three month period ended March 31, 2015 as compared to the 2014 period resulted from capitalization of intangible assets of 46,000 in 2015 as compared to purchase of property and equipment of $68,000 in 2014.

For the three months ended March 31, 2015 and 2014, net cash provided by financing activities was insignificant.

Liquidity and Capital Resources

GlassesOff expects to incur losses from operations for the foreseeable future, and GlassesOff expects to incur increasing R&D expenses, including expenses related to outsourcing of certain development projects. GlassesOff also expects that sales and marketing expenses will increase significantly in connection with the commercialization activities related to its existing and new products. GlassesOff’s future capital requirements will depend on a number of factors, including the continued progress of R&D of its current product and potential products and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

According to our 2015 average monthly cash expenses and our cash balance as of March 31, 2015, we expect that we will require additional financing of approximately $1,200,000 for the year ending December 31, 2015. GlassesOff plans to continue to finance its operations with the issuance of equity securities and, in the longer term, revenues from operations. There are no assurances, however, that GlassesOff will be successful in obtaining the financing necessary for the long-term development of its current product or future products. GlassesOff’s future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff generated only limited revenues for 2014 and in the first quarter of 2015. GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that GlassesOff’s current capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

On July 1, 2014, GlassesOff entered into a standby equity distribution agreement (the “SEDA”) with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which GlassesOff may, at its election and in its sole discretion, issue and sell to the Investor, from time to time as provided in the SEDA, and the Investor has agreed to purchase up to $15,000,000 of Common Stock. In accordance with the terms, and subject to the conditions, of the SEDA, GlassesOff may elect from time to time, in its sole discretion, to sell to the Investor shares of Common Stock at a per share price equal to 98.5% of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, L.P. (the “Market Price”) during the five consecutive trading days commencing immediately subsequent to the date on which GlassesOff delivers to the Investor a notice of GlassesOff’s election to effect an Advance (each, an “Advance Notice”). In no event will the Market Price be less than 85% of the daily volume weighted average price of the Common Stock on the trading day immediately preceding the date of the Advance Notice. The amount of each Advance may not exceed the lesser of (x) $500,000 or (y) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice. Pursuant to the SEDA, the Investor is obligated to purchase the Common Stock under the SEDA subject to certain conditions, including, among others, GlassesOff’s maintaining an effective registration statement with the SEC pursuant to which the Investor may resell the shares of Common Stock acquired pursuant to the SEDA.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation had a material effect on its results of operations for the three month periods ended March 31, 2015 or 2014.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on GlassesOff’s results of operations for the three month periods ended March 31, 2015 or 2014. GlassesOff does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

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

PART II	OTHER INFORMATION

ITEM 6.	Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSESOFF INC.

/s/ Nimrod Madar
Date: May 15, 2015	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: May 15, 2015	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

