Form 10-Q
period 2015-06-30
GlassesOff Inc.
filed 2015-08-13
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 29, 2015, there were 5,900,248 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JUNE 30, 2015

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$762	$2,570
Trade receivables	36	18
Other receivables and prepaid expenses	75	120
Total Current Assets	873	2,708
Long Term Assets:
Property and equipment, net	124	142
Intangible asset, net	417	455
Long term prepaid expenses	15	16
Restricted cash	66	64
Total Long Term Assets	622	677
Total Assets	$1,495	$3,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$73	$105
Related parties payable	105	316
Accrued expenses and other liabilities	425	427
Total Current Liabilities	603	848
Long Term Liabilities:
Related parties payable	252	-
Total Long Term Liabilities	252	-

Commitments and Contingent Liabilities

Stockholders’ Equity:
Stock capital - Common shares of $0.001 par value 20,000,000 shares of common stock authorized; 5,900,248 and 5,834,833 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	19,815	19,604
Deferred compensation	(87)	(166)
Accumulated deficit	(19,094)	(16,907)
Total Stockholders’ Equity	640	2,537
Total Liabilities and Stockholders’ Equity	$1,495	$3,385

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$58	$26	$105	$53
Cost of revenues:
Platform commissions and royalties	(20)	(8)	(36)	(16)
Amortization of intangible assets	(48)	-	(91)	-
Total cost of revenues	(68)	(8)	(127)	(16)
Gross profit (loss)	(10)	18	(22)	37

Operating expenses:
Research and development	(573)	(407)	(1,137)	(900)
Sales and Marketing	(156)	(414)	(429)	(724)
General and administrative	(258)	(515)	(620)	(1,203)
Total operating expenses	(987)	(1,336)	(2,186)	(2,827)

Operating (loss)	(997)	(1,318)	(2,208)	(2,790)

Financial (expense), income net	16	(11)	21	(16)

Net (loss)	$(981)	$(1,329)	$(2,187)	$(2,806)

(Loss) per share (basic & diluted)	$(0.17)	$(0.24)	$(0.38)	$(0.53)

Weighted average number of shares outstanding	5,837,627	5,482,970	5,819,166	5,320,646

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities
Net (loss)	$(2,187)	$(2,806)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	19	17
Amortization of other assets	91	-
Stock based compensation related to employees and nonemployees	283	1,039
(Increase) in trade receivable	(18)	(17)
(Increase) decrease in other receivables and prepaid expenses	46	89
Increase (decrease) in trade payables	(32)	56
Increase (decrease) in related parties payables	40	(20)
Decrease (increase) in restricted cash	(2)	-
Increase (decrease) in accrued expenses and other liabilities	(2)	319
Net cash (used in) operating activities	(1,762)	(1,323)

Cash flows from investing activities
Purchase of property and equipment	(1)	(91)
Investment in other assets, net	(46)	(315)
Investment in deposits	-	(1)
Net cash (used in) investing activities	(47)	(407)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	1	4,938

Net cash provided by financing activities	1	4,938
Increase (decrease) in cash and cash equivalents	(1,808)	3,208
Cash and cash equivalents at the beginning of the period	2,570	1,526

Cash and cash equivalents at the end of the period	$762	$4,734

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

JUNE 30, 2015 (Unaudited)

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

The Company devotes most of its efforts toward research and development activities. The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is still devoting significant efforts to development activities, such as raising capital and recruiting and training personnel. The Company’s deficit accumulated during the development stage aggregated $19,094 through June 30, 2015. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ucansi Inc. and Eyekon E.R.D. Ltd.

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

JUNE 30, 2015 (Unaudited)

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

The total weighted average number of common shares related to outstanding restricted stock, options and warrants excluded from the calculations of diluted loss per share for the three months ended June 30, 2015 and 2014, and for the six months ended June 30, 2015 and 2014 were 2,030,393, 2,083,579, 2,046,276 and 2,068,476, respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(981)	$(1,329)	$(2,187)	$(2,806)
Number of shares used in per share computation:
Common Stock	5,837,627	5,482,970	5,819,166	5,320,646
	5,837,627	5,482,970	5,819,166	5,320,646
Basic & Diluted net (loss) per share	$(0.17)	$(0.24)	$(0.38)	$(0.53)

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$762	762	$-	$-
Restricted cash	66	66	-	-
Total assets at fair value, net	$828	828	$-	$-

	Fair Value Measurements at December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,570	$2,570	$-	$-
Restricted cash	64	64	-	-
Total assets at fair value, net	$2,634	$2,634	$-	$-

i.	Reclassifications:
Certain prior year amounts have been reclassified to conform with the current year presentation.

j.	Recent accounting pronouncements:
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

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

JUNE 30, 2015 (Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

j.	Recent accounting pronouncements (continued):

In April 2015, the FASB issued ASU 2015-05 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.

If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of this ASU will be accounted for consistent with other licenses of intangible assets. For public entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. This ASU is not expected to have an impact on our financial statements or disclosures.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 -	OTHER RECEIVABLES AND PREPAID EXPENSES

	June 30,	December 31,
	2015	2014
Israeli government authorities	$42	$60
Prepaid expenses	33	60
	$75	$120

NOTE 4 -	PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2015	2014
Cost:
Office furniture and equipment	$42	$42
Computers and electronic equipment	119	118
Laboratory equipment	35	35
Leasehold improvements	67	67
	$263	$262

Accumulated depreciation:
Office furniture and equipment	$14	$11
Computers and electronic equipment	81	70
Laboratory equipment	28	27
Leasehold improvements	16	12
	139	120
Depreciated cost	$124	$142

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

NOTE 4 -	PROPERTY AND EQUIPMENT, NET (continued)

Depreciation expenses for the three and six months ended June 30, 2015 and 2014 were $10, $9, $19 and $17, respectively.

NOTE 5 -	OTHER ASSETS, NET

Data with respect to GlassesOff’s intangible assets associated with its first product version for the Android platform and significant enhancement for its product for both the Android and iOS platform are as set forth below:

	June 30,	December 31,
	2015	2014
Cost	$581	$528
Accumulated amortization	164	73
Net carrying amount	$417	$455

Amortization expenses for these intangible assets for the three and six months ended June 30, 2015 and 2014 were $48, $0, 91 and $0 respectively

NOTE 6 -	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	December 31,
	2015	2014
Employees and payroll accruals	$235	$273
Accrued expenses	163	133
Deferred revenues	25	21
Others	2	-
	$425	$427

NOTE 7 -	RELATED PARTIES

The Company classified $252 of unpaid salaries due to certain of the Company’s officers to long term liabilities.

NOTE 8 -	STOCK OPTION PLAN

a.	In 2013, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”) under which 1,400,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) are authorized for issuance.

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

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

NOTE 8 -	STOCK OPTION PLANS (continued)

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

b.	The following table summarizes all share-based compensation expenses included in the unaudited consolidated statements of operations related to grants under the Equity Incentive Plan to employees, directors and consultants:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Research & development	$68	$288	$183	$344
Sales & marketing	4	15	18	25
General & administrative	30	132	82	221
Total	$102	$435	$283	$590

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the six months ended June 30, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	639,688	$4.322
Issued	22,400	$5.100
Exercised	(65,415)	$0.013
Forfeited	(12,244)	$13.980
Outstanding at June 30, 2015	584,429	$4.632
Options exercisable at June 30, 2015	505,422	$3.033

	For the six months ended June 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	510,172	$0.013
Issued	144,300	$19.247
Forfeited	(15,363)	$0.013
Outstanding at June 30, 2014	639,109	$4.356
Options exercisable at June 30, 2014	484,110	$0.013

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through June 30, 2015 was $298, which is expected to be recognized over a weighted average period of 1.13 years.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

NOTE 8 -	STOCK OPTION PLANS (continued)

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the six months ended June 30, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	360,549	$0.432
Issued	13,600	$5.100
Outstanding at June 30, 2015	374,149	$0.602
Options exercisable at June 30, 2015	360,153	$0.601

	For the six months ended June 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	391,828	$0.370
Issued	600	$18.600
Exercised	(19,312)	$0.013
Outstanding at June 30, 2014	373,116	$0.418
Options exercisable at June 30, 2014	369,636	$0.373

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through June 30, 2015 was $8, which is expected to be recognized over a weighted average period of 1.37 years.

e.	Options outstanding as of June 30, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$0.013	724,748	4.03	724, 745
$2.440	57,610	4.99	57,610
$19.300	128,260	8.61	75,976
$18.600	4,960	8.94	2,244
$4.600	10,000	9.47	5,000
$5.100	33,000	9.57	-
	958,578		865,575

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

NOTE 9 -	WARRANTS

The following is a summary of warrants outstanding as of June 30, 2015:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2015	1,001,369	$9.96	3.04
Outstanding at June 30, 2015	1,001,369	$9.96	2.54

The following is a summary of warrants outstanding as of June 30, 2014:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	1,001,369	$9.96	4.04
Outstanding, March 31, 2014	1,001,369	$9.96	3.54

NOTE 10 -	COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases as of June 30, 2015 were as follows:

Period ended June 30,
2016	105
2017	34
2018	2
Total	$141

NOTE 11 -	STOCK CAPITAL

a.	On March 30, 2015 the Company effected a 1-for-10 reverse split of its authorized and issued and outstanding shares of common stock (the “Reverse Split”). Following the Reverse Split, the number of shares of the Company’s issued and outstanding common stock was reduced from approximately 58.4 million shares to approximately 5.8 million shares. Additionally, proportional adjustments were made to its authorized shares of common stock and our outstanding options and warrants. Any fractional shares resulting from the Reverse Split were rounded up to the next whole share.

b.	Restricted Shares

The total unrecognized estimated compensation cost related to non-vested restricted stock granted through June 30, 2015 was $87, which is expected to be recognized over a weighted average period of 0.62 years.

c.	In the first quarter of 2015, the Company issued 3,965 shares of Common Stock for an exercise price of $0.013 per share in connection with an exercise of 3,965 options.

d.	In the second quarter of 2015, the Company issued 61,450 shares of Common Stock for an exercise price of $0.013 per share in connection with an exercise of 61,450 options.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

NOTE 12 -	FINANCIAL (EXPENSES) INCOME, NET

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Financial income	$-	$-	$-	$-
Financial (expenses) and bank fees	(2)	(3)	(3)	(4)
Exchange rate differences gain (loss)	18	(8)	24	(12)
	$16	$(11)	$21	$(16)

NOTE 13 -	SUBSEQUENT EVENTS

In August 2015, the Company granted 62,000 stock options to employees and consultants at an exercise price of $1.66 per share, and 40,000 shares of restricted common stock to employees.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as updated by our subsequently filed Quarterly Reports on Forms 10-Q, for important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

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

Business

We are a neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, near vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. We deliver our scientific products through a game-like experience based on mobile applications ("apps").

Our first app, GlassesOff™, aims to eliminate, through exercise, the dependency on reading glasses of people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store.

Our new app, currently under development, is based on sports themes, including basketball and baseball, with a go-to-market strategy of partnering with known athletes as “brand partners.” While our app is designed as a casual, fun-to-play game, it is based on extensive neuroscience research and patented technology that aim to enhance, through exercise, a user’s vision performance and brain processing speed. We expect that our new app, when available, will draw interest from athletes and sports enthusiasts of all ages.

Plan of Operation

During December 2013, we completed the development of the first commercial version of our consumer-oriented software application for improving, through exercise, near vision sharpness by improving the brain’s image processing function, for the iOS platform and began marketing the product to end consumers via Apple’s App Store. On June 30, 2014, we launched the first version of our software application for the Android platform as a beta version and subsequently in final form.

During 2015, we plan to launch our first sports app and sign our first agreement with a well-known athlete as a brand partner for this app. We expect to advertise and market our app based on the popularity and reputation of such brand partner.Additionally, we plan to participate in various conferences and conventions around the world to further expose our products and technology to professional audiences and potentially form business partnerships.

We are not currently planning any major purchase or sale of equipment in 2015.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 2, “Significant Accounting Policies,” of the Notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Our unaudited interim financial statements are prepared in accordance with GAAP, which often requires that management make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our interim financial statements.

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

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Revenue

GlassesOff generated revenues of $58,000 and $105,000 for the three and six month periods ended June 30, 2015, as compared to revenues of $26,000 and $53,000 for the three and six month periods ended June 30, 2014, respectively.

Cost of Sales

Cost of sales consists primarily of commissions, royalties and amortization of intangible assets. For the three and six month periods ended June 30, 2015, GlassesOff incurred costs of sales aggregating $68,000 and $127,000, as compared to $8,000 and $16,000 in the comparable 2014 periods. The increase in costs of sales for the three and six month periods ended June 30, 2015 as compared to the 2014 period resulted primarily from amortization of intangible assets of $48,000 and $91,000 for the three and six month periods ended in 2015, respectively, as compared to $0 for the comparable 2014 periods. Amortization of these intangible assets did not commence until the third quarter of 2014.

Research and Development Expenses

GlassesOff expects its research and development ("R&D") expenses to increase as it continues to develop its products. R&D expenses consist of:

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

GlassesOff expects its R&D expenses to increase most significantly in the near future in connection with the development efforts for new product applications and the planned redesign of our current application. GlassesOff intends to expand the use of outsourced development services to expedite its development efforts. GlassesOff believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its current and planned products.

For the six month periods ended June 30, 2015 and 2014, GlassesOff incurred R&D expenses in the aggregate of $1,137,000 and $900,000, respectively. The increase in R&D expenses for the six month period ended June 30, 2015 as compared to the 2014 period resulted primarily from payroll expenses of $533,000 for the 2015 period as compared to $183,000 for the 2014 period and consulting expenses of $275,000 for 2015 as compared to $139,000 for the 2014 period. The increase in payroll and consulting expenses for the 2015 period was mostly due to capitalization of a significant part of these expenses to intangible assets for the 2014 period. This was partially offset by stock-based compensation expenses of $183,000 for the six months ended June 30, 2015 as compared to $470,000 for the comparable period in 2014.

For the three month periods ended June 30, 2015 and 2014, GlassesOff incurred R&D expenses in the aggregate of $573,000 and $407,000, respectively. The increase was primarily due to an increase in payroll expenses of $284,000 and consulting expenses of $173,000 for the three months ended June 30, 2015. The increase in payroll and consulting expenses was mostly due to capitalization of a significant part of these expenses to intangible assets for the 2014 period. This was partially offset by decrease in stock-based compensation expenses of $275,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization, public relations services, advertising costs and other expenses, which include expenses for rent and maintenance of facilities. During 2014 and the six month period ended June 30, 2015, GlassesOff has continued to invest in building marketing infrastructure, which included, among other things, developing public relations networks to generate awareness of GlassesOff’s product, preparing marketing materials and building a network of eye care professionals to support and promote the GlassesOff technology and current and planned products.

For the six month periods ended June 30, 2015 and 2014, GlassesOff incurred sales and marketing expenses of $429,000 and $724,000, respectively. The decrease for the six month period ended June 30, 2015 as compared to the 2014 period resulted primarily from consultants and advertising expenses of $207,000 in 2015 as compared to $415,000 in 2014. The decrease in expenses related to consultants and advertising was mostly due to the initial costs associated with the establishment of our marketing infrastructure and launch efforts of our first application, which did not occur in 2015.

For the three month periods ended June 30, 2015 and 2014, GlassesOff incurred sales and marketing expenses of $156,000 and $414,000, respectively. The decrease for the three month period ended June 30, 2015 as compared to the 2014 period resulted primarily from consultants and advertising expenses of $44,000 in 2015 as compared to $242,000 in 2014. The decrease in expenses related to consultants and advertising was mostly due to the initial costs associated with the establishment of our marketing infrastructure and launch efforts of our first application.

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in GlassesOff’s executive and administration functions. Other G&A expenses include facility-related costs not otherwise included in R&D or sales and marketing expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its G&A expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on GlassesOff as a publicly traded company and in connection with new product development.

For the six month periods ended June 30, 2015 and 2014, GlassesOff incurred G&A expenses of $620,000 and $1,203,000, respectively. The decrease for the six month period ended June 30, 2015 as compared to the 2014 period resulted primarily from stock-based compensation expenses to employees and directors of $82,000 in 2015 as compared to $561,000 in 2014.

For the three month periods ended June 30, 2015 and 2014, GlassesOff incurred G&A expenses of $258,000 and $515,000, respectively. The decrease for the three month period ended June 30, 2015 as compared to the 2014 period resulted primarily from stock-based compensation expenses to employees and directors of $30,000 in 2015 as compared to $231,000 in 2014.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on GlassesOff’s cash and cash equivalents;
•	bank fees and commissions; and
•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar.

For the six month periods ended June 30, 2015 and 2014, GlassesOff incurred net financial (income) expenses of $(21,000) and $16,000, respectively. The increase in financial income for the six month period ended June 30, 2015 as compared to the 2014 period was primarily due to currency fluctuations of the NIS.

For the three month periods ended June 30, 2015 and 2014, GlassesOff incurred net financial (income) expenses of $(16,000) and $11,000, respectively. The increase in financial income for the three month period ended June 30, 2015 as compared to the 2014 period was primarily due to currency fluctuations of the NIS.

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

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the six month periods ended June 30, 2015 and 2014, GlassesOff’s stock-based compensation expenses were $283,000 and $1,039,000, respectively. Stock-based compensation expenses for the six months ended June 30, 2015 decreased as compared to the 2014 period, primarily due to 36,000 stock options granted during the six months ended June 30, 2015 as compared to 144,900 stock options and 5,000 restricted shares granted during the 2014 period. The decrease was primarily due to completion of the vesting of part of the options that were granted in February 2014 and forfeiture of part of the unvested options during the 2015 period.

For the three month periods ended June 30, 2015 and 2014, GlassesOff’s stock-based compensation expenses were $102,000 and $569,000, respectively. Stock-based compensation expenses for the three months ended June 30, 2015 decreased as compared to the 2014 period, primarily due to completion of the vesting of part of the options that were granted in 2014 and forfeiture of part of the unvested options during the 2015 period.

Cash Flows

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

For the six months ended June 30, 2015 and 2014, net cash used in operations was $1,762,000 and $1,323,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses, facility-related costs and professional fees. The increase in cash used in operating activities for the six months ended June 30, 2015 as compared to the 2014 period resulted primarily from hiring of new employees and an increase in subcontractor expenses. It is expected that cash used in operating activities will increase as we plan to continue to develop new product versions for new territories (localization), new devices and new platforms, and development of new products.

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $47,000 and $407,000, respectively. The decrease in cash used in investing activities for the six month period ended June 30, 2015 as compared to the 2014 period resulted primarily from capitalization of intangible assets of $46,000 in 2015 as compared to $315,000 in 2014.

For the six months ended June 30, 2015 and 2014, net cash provided by financing activities was $1,000 and $4,938,000, respectively. This decrease in cash provided by financing activities for the six month period ended June 30, 2015 as compared to the 2014 period resulted primarily from GlassesOff’s issuance and sale of 400,000 shares of common stock in a private placement during the 2014 period.

Liquidity and Capital Resources

GlassesOff expects to incur losses from operations for the foreseeable future and incur increasing R&D expenses, including expenses related to outsourcing of certain development projects. GlassesOff expects that G&A expenses will also increase as it expands its finance and administrative infrastructure. GlassesOff also expects that sales and marketing expenses will increase significantly in connection with the commercialization activities related to its new product. GlassesOff’s future capital requirements will depend on a number of factors, including the continued progress of R&D of its products, cost of partnering with known athletes, and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

Based on our 2015 average monthly cash expenses and our cash balance as of June 30, 2015, we expect that we will require additional financing of approximately $1,000,000 for the year ending December 31, 2015. GlassesOff plans to continue to finance its operations with the issuance of equity securities and, in the longer term, revenues from operations. There are no assurances, however, that GlassesOff will be successful in obtaining the financing necessary for the long-term development of its current product or future products. GlassesOff’s future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and anticipated development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff generated only limited revenues for 2014 and for the first half of 2015. GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that GlassesOff’s current capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation had a material effect on its results of operations for the three month periods ended June 30, 2015 or 2014.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on GlassesOff’s results of operations for the three or six month periods ended June 30, 2015 or 2014. GlassesOff does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

GLASSESOFF INC.

/s/ Nimrod Madar
Date: August 13, 2015	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: August 13, 2015	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

