Form 10-Q
period 2015-09-30
GlassesOff Inc.
filed 2015-11-16
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2015, there were 6,012,449 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

GLASSESOFF INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

GLASSESOFF INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,500	$2,570
Trade receivables	34	18
Other receivables and prepaid expenses	345	120
Total Current Assets	1,879	2,708
Long Term Assets:
Property and equipment, net	118	142
Intangible asset, net	368	455
Long term prepaid expenses	15	16
Restricted cash	65	64
Total Long Term Assets	566	677
Total Assets	$2,445	$3,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$157	$105
Related parties payable	174	316
Accrued expenses and other liabilities	511	427
Total Current Liabilities	842	848
Long Term Liabilities:
Convertible notes payable, net of discount of $620 and $0 as of September 30, 2015 and December 31, 2014 respectively	11	-
Related parties payable	242	-
Total Long Term Liabilities	253	-

Commitments and Contingent Liabilities

Stockholders’ Equity:
Stock capital - Common shares of $0.001 par value per share 20,000,000 shares of common stock authorized; 6,012,449 and 5,834,833 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	6	6
Additional paid-in capital	21,572	19,438
Accumulated deficit	(20,228)	(16,907)
Total Stockholders’ Equity	1,350	2,537
Total Liabilities and Stockholders’ Equity	$2,445	$3,385

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS
(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$57	$26	$162	$79
Cost of revenues:
Platform commissions and royalties	(19)	(9)	(55)	(27)
Amortization of intangible assets	(49)	(37)	(140)	(37)
Total cost of revenues	(68)	(46)	(195)	(64)
Gross profit (loss)	(11)	(20)	(33)	15

Operating expenses:
Research and development	(589)	(467)	(1,726)	(1,365)
Sales and marketing	(267)	(152)	(696)	(876)
General and administrative	(256)	(724)	(876)	(1,927)
Total operating expenses	(1,112)	(1,343)	(3,298)	(4,168)

Operating (loss)	(1,123)	(1,363)	(3,331)	(4,153)

Financial (expenses) income, net	(11)	15	10	(1)

Net (loss)	$(1,134)	$(1,348)	$(3,321)	$(4,154)

(Loss) per share (basic & diluted)	$(0.19)	$(0.23)	$(0.57)	$(0.76)

Weighted average number of shares outstanding	5,883,871	5,736,214	5,841,060	5,495,406

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net (loss)	$(3,321)	$(4,154)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	26	25
Amortization of other assets	140	37
Stock based compensation related to employees and nonemployees	389	1,262
Issuance of common stock in satisfaction of SEDA commitments fees	-	150
Amortization of discount and debt offering costs on convertible notes payable	8	-
Changes in operating assets and liabilities:
(Increase) in trade receivable	(16)	(26)
(Increase) decrease in other receivables and prepaid expenses	(224)	(20)
Increase (decrease) in trade payables	52	75
Increase (decrease) in related parties payables	100	(29)
Increase (decrease) in accrued expenses and other liabilities	84	210
Accrued interest on convertible notes payable	3	-
Net cash (used in) operating activities	$(2,759)	$(2,470)

Cash flows from investing activities
Purchase of property and equipment	(2)	(98)
Investment in other assets, net	(46)	(426)
Investment in deposits	(1)	-
Net cash (used in) investing activities	$(49)	$(524)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable, net of transaction costs of $5	623	-
Proceeds from issuance of warrants, net of transaction costs of $8	1,114	-
Proceeds from issuance of options exercise	1	-
Proceeds from issuance of common stock and warrants, net	-	4,938
Net cash provided by financing activities	$1,738	$4,938

Increase (decrease) in cash and cash equivalents	(1,070)	1,944
Cash and cash equivalents at the beginning of the period	2,570	1,526

Cash and cash equivalents at the end of the period	$1,500	$3,470

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014
Non cash investing and financial transactions:
Capitalization of stock based compensation to intangible assets	$7	$102

Additional information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$1	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 1 -   GENERAL

GlassesOff Inc. (“GlassesOff” or the “Company”) formerly named Autovative Products, Inc., was formed on December 8, 2004 under the laws of the State of Nevada. The Company is a visual neuroscience software technology company, utilizing patented technology to develop consumer-oriented software applications for improving, through exercise, vision sharpness and vision performance, by improving the image processing function in the visual cortex of the brain. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd.

The Company devotes significant efforts toward research and development activities. The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is still devoting significant efforts to development activities, such as raising capital and recruiting and training personnel. The Company’s accumulated deficit aggregated $20,228 through September 30, 2015. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

The Company’s ability to continue to operate as a going concern is dependent upon additional financial support. These financial statements do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to applicable U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto filed with the SEC on Form 10-K on March 31, 2015.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ucansi Inc. and Eyekon E.R.D. Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

c.	Revenue recognition:

Revenues are derived from subscription fees for access to and use of the Company’s on-demand application services. The Company delivers its products through cloud-based client server architecture to hand-held devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android platform. Under such subscription arrangements the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services are recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

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

SEPTEMBER 30, 2015 (Unaudited)

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

Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding restricted stock, options, warrants and convertible notes have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

The total weighted average number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) related to outstanding restricted stock, options, warrants and convertible notes excluded from the calculations of diluted loss per share for the three months ended September 30, 2015 and 2014, and for the nine months ended September 30, 2015 and 2014 was 2,247,901, 2,049,661, 2,112,653 and 2,063,671, respectively.

The following data show the amounts used in computing (losses) per share and the effect on income and the weighted average number of shares of dilutive potential Common Stock:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic & Diluted net (loss) per share:
(Loss) from continuing operations	$(1,134)	$(1,348)	$(3,321)	$(4,154)
Number of shares used in per share computation:
Common Stock	5,883,871	5,736,214	5,841,060	5,495,406
Basic & Diluted net (loss) per share	$(0.19)	$(0.23)	$(0.57)	$(0.76)

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,500	1,500	$-	$-
Restricted cash	65	65	-	-
Total assets at fair value, net	$1,565	1,565	$-	$-

	Fair Value Measurements at December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,570	$2,570	$-	$-
Restricted cash	64	64	-	-
Total assets at fair value, net	$2,634	$2,634	$-	$-

i.	Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.

j.	Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company’s financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU establishes specific guidance to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have an impact on our financial statements or disclosures.

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

SEPTEMBER 30, 2015 (Unaudited)

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (continued)

j.	Recent accounting pronouncements (continued):

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of this ASU will be accounted for consistent with other licenses of intangible assets. For public entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. This ASU is not expected to have an impact on our financial statements or disclosures.

In August 2015, the FASB issued Update 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public entities, certain not-for-profit entities and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this Update will have on our consolidated financial statements and related disclosures.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 -   OTHER RECEIVABLES AND PREPAID EXPENSES

	September 30,	December 31,
	2015	2014
Israeli government authorities	$35	$60
Prepaid expenses	310	60
	$345	$120

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 4 -   PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2015	2014
Cost:
Office furniture and equipment	$42	$42
Computers and electronic equipment	120	118
Laboratory equipment	35	35
Leasehold improvements	67	67
	$264	$262
Accumulated depreciation:
Office furniture and equipment	$15	$11
Computers and electronic equipment	86	70
Laboratory equipment	29	27
Leasehold improvements	16	12
	146	120
Depreciated cost	$118	$142

Depreciation expenses for the three and nine months ended September 30, 2015 and 2014 were $9, $8, $26 and $25, respectively.

NOTE 5 -   OTHER ASSETS, NET

Data with respect to GlassesOff’s intangible assets associated with its first product version for the Android platform and significant enhancement for its product for both the Android and iOS platforms are as set forth below:

	September 30,	December 31,
	2015	2014
Cost	$581	$528
Accumulated amortization	213	73
Net carrying amount	$368	$455

Amortization expenses for these intangible assets for the three and nine months ended September 30, 2015 and 2014 were $48, $37, $140 and $37 respectively.

NOTE 6 –  CONVERTIBLE NOTES PAYABLE

On September 21, 2015, the Company issued and sold to investors in a private placement (the “Private Placement”) $1,750 aggregate principal amount of the Company’s 8.0% Senior Convertible Notes (the “Notes”), which were issued together with warrants (“Warrants”) to acquire an aggregate of 1,198,631 shares of Common Stock at an exercise price of $2.19 per share. The Company’s Chairman of the Board of Directors, Mr. Shai Novik, participated in the Private Placement on the same terms as all other investors, acquiring, for $500, a Note in an aggregate principal amount of $500 and Warrants to acquire an aggregate of 342,466 shares. Refer to Note 8.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 6 –  CONVERTIBLE NOTES PAYABLE (continued)

The Notes are general senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Notes accrue interest at 8.00% per annum, payable at maturity. The Notes mature on March 20, 2018 unless earlier converted or redeemed. The Company may, at its option, redeem all, but not less than all, of the then issued and outstanding Notes at any time prior to maturity by delivering notice thereof to the holders not less than 30 nor more than 60 days prior to the date of redemption.

The Notes may be converted into shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $2.19 per share, or approximately 457 shares for each $1 principal amount of Notes (not including accrued and unpaid interest). The conversion price is subject to adjustment for stock splits, recapitalizations, reorganizations and certain fundamental transactions involving the Company, as set forth in the Notes. Except as described below, upon any conversion of the Notes, the holders thereof would receive a number of Conversion Shares equal to (i) the sum of aggregate principal amount of the Notes converted plus all accrued and unpaid interest thereon, divided by (ii) the conversion price then in effect.

The Notes will convert automatically if (i) at any time prior to the maturity date the closing price of the Common Stock exceeds 500% of the conversion price for any 90 days in any 120 consecutive trading day period or (ii) the Company consummates a new round of financing providing gross cash proceeds to the Company (before deduction of any underwriters’ or placement agents’ discounts or commissions) of not less than $2.5 million, in which case holders of Notes may either convert their respective Notes into Conversion Shares, as described above, or they may elect to convert their respective Notes into such round of financing.

The Notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Notes; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under a Note, the holder thereof may declare the principal of, and accrued interest on, such Note immediately due and payable. In the case of certain events of bankruptcy or insolvency, all amounts outstanding under the Notes, together with accrued and unpaid interest thereon, would automatically become due and payable.

The Warrants are exercisable for shares of Common Stock (the “Warrant Shares”) at any time during the five-year period following the date of issuance. Any Warrant exercise effected during the first year following issuance must be in cash, following which period, if a registration statement covering the Warrant Shares has not been filed with and declared effective by the SEC, then a holder of a Warrant may exercise such Warrant through a cashless exercise. The number of Warrant Shares underlying the outstanding Warrants is subject to adjustment for stock splits, recapitalizations, reorganizations and certain fundamental transactions involving the Company, as set forth in the Warrant.

The Notes and Warrants were accounted for under ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, Proceeds from the sale of a debt instrument with stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants was accounted for as paid-in capital. The remainder of the proceeds was allocated to the debt instrument portion of the transaction.

The Company estimated the relative fair value of the Warrants to be $1,122 and the relative fair value of the Notes to be $628.

The fair value of the Warrants at issuance date was estimated using the Black-Scholes option-pricing model using the following assumptions:

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 6 –  CONVERTIBLE NOTES PAYABLE (continued)

Weighted average risk-free interest rate	1.54%
Weighted average expected life of grants in years	5
Weighted average expected volatility of underlying stock	128%
Dividends	0

The fair value of the Notes at issuance date was estimated using a discount rate (a rate of return) to convert a future monetary sum into present value at various next round and liquidation scenarios estimated by the Company’s management. The Company used a discount rate of 35%, which, according to various empirical studies, is the rate of return expected by venture capital investors for start-up companies that have achieved pilot product as well as bridge financing.

Under ASC 470-20, the Company determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Because the effective conversion price of $0.79 per share is less than the $2.49 per share fair value of the Common Stock on the dates the Notes were issued, a beneficial conversion feature equal to the intrinsic value is present.

In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding reduction to the carrying value of the convertible debt instrument. In the case of the Notes, the BCF reduction represents a debt discount equal to the principal amount of $628 less the issuance costs of $5, totaling $623 on the issuance date.

The Company paid transaction costs of $13, of which $5 was allocated to the Notes and $8 to the Warrants. The total aggregate discount on the Notes of $628 including the BCF and transaction costs are being amortized as non-cash interest expense over the 2.5-year term of the debt using the effective interest method, representing an approximate effective annual interest rate of 63.19%. As of September 30, 2015, the carrying value of the Notes was $631 (principal of $628 and accrued interest of $3), net of unamortized debt discount and issuance costs of $620.

NOTE 7 -   ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	December 31,
	2015	2014
Employees and payroll accruals	$213	$273
Accrued expenses	268	133
Deferred revenues	26	21
Others	4	-
	$511	$427

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 8 -   RELATED PARTIES

The Company classified $242 of unpaid salaries due to certain of the Company’s officers to long term liabilities.

On September 21, 2015, the Company issued $1,750 aggregate principal amount of the Notes, together with the related Warrants, in the Private Placement. Refer to Note 6. The Company’s Chairman of the Board of Directors, Mr. Shai Novik, participated in the Private Placement on the same terms as all other investors, acquiring, for $500, a Note in an aggregate principal amount of $500 and Warrants to acquire an aggregate of 342,466 shares of Common Stock.

NOTE 9 -   STOCK OPTION PLAN

a.	In 2013, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”) under which 1,400,000 shares of the Company’s Common Stock are authorized for issuance.

Options granted under the Equity Incentive Plan and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

The Company accounts for employees’ and directors’ stock-based compensation in accordance with ASC 718, “Share-Based Payment”. ASC 718 requires companies to estimate the fair value of equity-based payment awards at the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company recognizes compensation expenses for the value of awards granted based on the straight line method over the requisite service period, net of estimated forfeitures.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees. The Company has accounted for these grants under the fair value method of ASC 505-50, using the Black-Scholes Merton option-pricing model.

b.	The following table summarizes all stock options expenses included in the unaudited consolidated statements of operations related to grants under the Equity Incentive Plan to employees, directors and consultants:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Research & development	$31	$38	$166	$407
Sales & marketing	13	14	27	39
General & administrative	-	133	56	354
Total	$44	$185	$249	$800

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 9 -  STOCK OPTION PLANS (continued)

	For the nine months ended September 30, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	639,688	$4.322
Issued	82,400	$2.595
Exercised	(127,616)	$0.013
Forfeited	(17,606)	$14.479
Outstanding at September 30, 2015	576,866	$4.719
Options exercisable at September 30, 2015	447,030	$3.440

	For the nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	510,172	$0.013
Issued	144,300	$19.251
Forfeited	(16,363)	$1.149
Outstanding at September 30, 2014	638,109	$4.334
Options exercisable at September 30, 2014	484,110	$0.212

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through September 30, 2015 was $249, which is expected to be recognized over a weighted average period of 1.30 years.

d.	The following is a summary of changes in the non-vested stock options granted to employees under the Equity Incentive Plan:

	For the nine months ended September 30, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	117,487	$9.926
Granted	82,400	$2.595
Vested	(55,165)	$12.112
Forfeited	(14,886)	$12.120
Outstanding at September 30, 2015	129,836	$4.093

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 9 - STOCK OPTION PLANS (continued)

	For the nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	26,242	$2.955
Granted	144,300	$19.247
Vested	(13,316)	$7.255
Forfeited	(3,227)	$9.359
Outstanding at September 30, 2014	153,999	$17.715

e.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the nine months ended September 30, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	360,549	$0.432
Issued	15,600	$4.659
Outstanding at September 30, 2015	376,149	$0.607
Options exercisable at September 30, 2015	361,155	$0.415

	For the nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	391,828	$0.370
Issued	600	$18.600
Exercised	(31,879)	$0.013
Outstanding at September 30, 2014	360,549	$0.432
Options exercisable at September 30, 2014	357,070	$0.385

The total unrecognized estimated compensation cost related to non-employees for non-vested stock options granted through September 30, 2015 was $11, which is expected to be recognized over a weighted average period of 1.10 years.

f.	The following is a summary of changes in the non-vested stock options granted to non-employees under the Equity Incentive Plan:

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 9 -  STOCK OPTION PLANS (continued)

	For the nine months ended September 30, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	600	$18.600
Granted	15,600	$4.659
Vested	(1,206)	$4.554
Outstanding at September 30, 2015	14,994	$5.225

	For the nine months ended September 30, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	14,403	$2.441
Granted	600	$18.600
Vested	(11,524)	$2.441
Outstanding at September 30, 2014	3,479	$5.228

g.	Options outstanding as of September 30, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable
$2.440	57,610	4.73	57,610
$0.013	662,725	6.53	662,725
$19.300	126,900	8.36	76,146
$18.600	2,280	8.69	1,224
$4.600	10,000	9.22	7,500
$5.100	31,500	9.32	1,980
$1.660	62,000	9.84	1,000
	953,015		808,185

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 10 – WARRANTS

In the Private Placement, the Company issued Warrants to acquire an aggregate of 1,198,631 shares of Common Stock.

The following is a summary of warrants outstanding as of September 30, 2015:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2015	1,001,369	$9.96	2.29
Issued in Private Placement	1,198,631	$2.19	4.98
Outstanding at September 30, 2015	2,200,000	$5.72	3.75

The following is a summary of warrants outstanding as of September 30, 2014:

	Number of outstanding warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at January 1, 2014	1,001,369	$9.96	3.29
Outstanding at September 30, 2014	1,001,369	$9.96	3.29

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases as of September 30, 2015 were as follows:

Period ended September 30,
2016	$97
2017	17
Total	$114

NOTE 12 - STOCK CAPITAL

a.	On March 30, 2015, the Company effected a 1-for-10 reverse split of its authorized and issued and outstanding shares of Common Stock (the “Reverse Split”). Following the Reverse Split, the number of shares of the Company’s issued and outstanding Common Stock was reduced from approximately 58.4 million shares to approximately 5.8 million shares. Additionally, proportional adjustments were made to its authorized shares of Common Stock and its outstanding options and warrants. Any fractional shares resulting from the Reverse Split were rounded up to the next whole share.

b.	Restricted Shares

In the third quarter of 2015, the Company granted 10,000 shares of restricted Common Stock to a consultant, which vested immediately, and 40,000 shares of restricted Common Stock to two employees, vesting ratably in yearly installments over a weighted average period of 1.89 years.

The total unrecognized estimated compensation cost related to non-vested restricted stock granted through September 30, 2015 was $117, which is expected to be recognized over a weighted average period of 1.43 years.

GLASSESOFF INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

NOTE 12 - STOCK CAPITAL

The following is a summary of compensation expenses related to restricted shares of Common Stock:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Research and development	$16	$(45)	$63	$34
General and administrative	8	40	34	381
Sales and marketing	38	40	43	47
	$62	$35	$140	$462

c.	The Company issued shares of Common Stock during 2015 in connection with exercise of stock options as follows:

	Number of shares	Number of options	Exercise price
First quarter	3,965	3,965	$0.013
Second quarter	61,450	61,450	$0.013
Third quarter	62,201	62,201	$0.013

NOTE 13 - FINANCIAL (EXPENSES) INCOME, NET

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Financial income	$-	$-	$-	$-
Financial (expenses) and bank fees	(14)	(1)	(17)	(5)
Exchange rate differences gain (loss)	3	16	27	4
	$(11)	$15	$10	$(1)

NOTE 14 - SUBSEQUENT EVENTS

On October 19, 2015, the Company issued to an investor a Note for an aggregate principal amount of $50, together with a Warrant to acquire an aggregate of 34,247 shares of Common Stock. The Note and Warrant have the same terms as the Notes and Warrants issued in the Private Placement on September 21, 2015.

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

Business

We are a visual neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. We deliver our scientific products through a game-like experience based on mobile applications (“apps”).

Our first app, GlassesOff™, aims to eliminate, through exercise, the dependency on reading glasses of people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store.

Our new app, currently under development, is based on sports themes, including basketball and baseball, with a go-to-market strategy of partnering with known athletes as “brand partners.” While our app is designed as a casual, fun-to-play game, it is based on extensive neuroscience research and patent pending technology that aim to enhance, through exercise, a user’s vision performance and brain processing speed. We expect that our new app, when available, will draw interest from athletes and sports enthusiasts of all ages.

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

In the third quarter of 2015, we signed an agreement with a well-known athlete as a brand partner for our first sports app. We plan to launch the beta version of the app by the end of 2015. We expect to advertise and market our app based on the popularity and reputation of this athlete, as a brand partner. Additionally, we plan to participate in various conferences and conventions internationally to further expose our products and technology to professionals, such as ophthalmologists, sports coaches and associations, and potentially form business partnerships.

During 2016, we plan to sign additional partnerships in additional sports, as well as re-launch the GlassesOff app under a new dynamic game-like technology.

We are not currently planning any major purchase or sale of equipment in 2015.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 2, “Significant Accounting Policies,” of the Notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Our unaudited interim financial statements are prepared in accordance with GAAP, which often requires that management make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our unaudited interim financial statements.

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. We believe that our accounting policies and estimates associated with revenue recognition, convertible notes, intangible assets and stock based compensation are critical to understanding our historical and future performance as these policies involve a high degree of judgment and complexity. Therefore, we consider these to be our critical accounting policies and estimates. We believe there have been no material changes in our existing accounting policies and estimates from the disclosures included in the 2014 Form 10-K, except for the newly adopted accounting policies as disclosed in Note 2 to the unaudited interim financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 2 to the interim financial statements contained in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Revenue

GlassesOff generated revenues of $57,000 and $162,000 for the three and nine month periods ended September 30, 2015, as compared to revenues of $26,000 and $79,000 for the three and nine month periods ended September 30, 2014, respectively. The increase in revenues was mostly due to the launch of a French version of the GlassesOff™ app and significant media coverage in France, which resulted in increased sales.

Cost of Sales

Cost of sales consists primarily of commissions, royalties and amortization of intangible assets. For the three and nine month periods ended September 30, 2015, GlassesOff incurred costs of sales aggregating $68,000 and $195,000, respectively, as compared to $46,000 and $64,000 in the comparable 2014 periods, respectively. The increase in costs of sales for the three and nine month periods ended September 30, 2015 as compared to the 2014 periods resulted primarily from amortization of intangible assets of $49,000 and $140,000 for the three and nine month periods ended September 30, 2015, respectively, as compared to $37,000 and $37,000 for the comparable 2014 periods, and platform commissions and royalties of $55,000 and $19,000 for the three and nine month periods ended September 30, 2015 as compared to $27,000 and $9,000 for the comparable 2014 periods, respectively. The amortization of these intangible assets commenced in the third quarter of 2014. The increase in platform commissions and royalties resulted from the increase in revenues.

Research and Development Expenses

GlassesOff expects its research and development (“R&D”) expenses to increase as it continues to develop its products. R&D expenses consist of:

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

GlassesOff expects its R&D expenses to increase in the near future in connection with the development efforts for new product applications and the planned redesign of GlassesOff™. GlassesOff intends to expand the use of outsourced development services to expedite its development efforts. GlassesOff believes that investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its current and planned products.

For the nine month periods ended September 30, 2015 and 2014, GlassesOff incurred R&D expenses in the aggregate of $1,726,000 and $1,365,000, respectively. The increase in R&D expenses for the nine month period ended September 30, 2015 as compared to the 2014 period resulted primarily from payroll expenses of $671,000 for the 2015 period as compared to $446,000 for the 2014 period and consulting expenses of $582,000 for 2015 as compared to $253,000 for the 2014 period. The increase in payroll and consulting expenses for the 2015 period was mostly due to capitalization of a significant part of these expenses to intangible assets for the 2014 period. This was partially offset by stock-based compensation expenses of $229,000 for the nine months ended September 30, 2015 as compared to $441,000 for the comparable period in 2014.

For the three month periods ended September 30, 2015 and 2014, GlassesOff incurred R&D expenses in the aggregate of $589,000 and $467,000, respectively. The increase was primarily due to an increase in consulting expenses of $296,000 for the three months ended September 30, 2015, as compared to the 2014 period. This was partially offset by decreases in payroll expenses of $126,000 and stock-based compensation expenses of $54,000. The increase in consulting expenses and the decrease in payroll and stock-based compensation expenses was mostly due to engaging an outsource company for assistance with new product development.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of GlassesOff and external service providers for services, such as search engine optimization, public relations services, advertising costs and other expenses, which include expenses for rent and maintenance of facilities. During 2014 and the nine month period ended September 30, 2015, GlassesOff has continued to invest in building marketing infrastructure, which included, among other things, developing public relations networks to generate awareness of GlassesOff’s product, preparing marketing materials and building a network of eye care professionals to support and promote the GlassesOff technology and current and planned products.

For the nine month periods ended September 30, 2015 and 2014, GlassesOff incurred sales and marketing expenses of $696,000 and $876,000, respectively. The decrease for the nine month period ended September 30, 2015 as compared to the 2014 period resulted primarily from the decrease in consultants and advertising expenses of $217,000 for the nine months ended September 30, 2015, as compared to the 2014 period, resulting from reduced marketing expenses associated with the GlassesOff app pending its expected re-launch in the next year. This decrease was partially offset by an increase in payroll expenses of $42,000.

For the three month periods ended September 30, 2015 and 2014, GlassesOff incurred sales and marketing expenses of $267,000 and $152,000, respectively. The increase for the three month period ended September 30, 2015 as compared to the 2014 period resulted primarily from payroll expenses of $118,000 in 2015 as compared to $39,000 in 2014. The increase in salary expenses was mostly due to the costs associated with the preparation for the planned launch of our sports app.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in GlassesOff’s executive and administration functions. Other G&A expenses include facility-related costs not otherwise included in R&D or sales and marketing expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. GlassesOff expects that its G&A expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on GlassesOff as a publicly traded company and in connection with new product development.

For the nine month periods ended September 30, 2015 and 2014, GlassesOff incurred G&A expenses of $876,000 and $1,927,000, respectively. The decrease for the nine month period ended September 30, 2015 as compared to the 2014 period resulted primarily from stock-based compensation expenses to employees and directors of $90,000 in 2015 as compared to $735,000 in 2014, expenses related to investor relations services of $17,000 in 2015 as compared to $192,000 in 2014 as we stopped working with certain consultants and did not renew the related agreements yet, and commitment fees paid in connection with our standby equity distribution agreement (the “SEDA”) of $0 in 2015 as compared to $153,000 in 2014. The decrease in stock-based compensation was mostly due to 2,100 options granted to employees in 2015 as compared to 65,000 options granted in 2014.

For the three month periods ended September 30, 2015 and 2014, GlassesOff incurred G&A expenses of $256,000 and $724,000, respectively. The decrease for the three month period ended September 30, 2015 as compared to the 2014 period resulted primarily from stock-based compensation expenses to employees and directors of $8,000 in 2015 as compared to $173,000 in 2014, commitment fees paid in connection with the SEDA of $0 in 2015 as compared to $153,000 in 2014 and investor relations services of $5,000 in 2015 as compared to $81,000 in 2014.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on GlassesOff’s cash and cash equivalents;
•	bank fees and commissions;
•	expenses or income resulting from fluctuations of the NIS, in which a portion of GlassesOff’s assets and liabilities is denominated, against the U.S. Dollar; and
•	interest expenses.

For the nine month periods ended September 30, 2015 and 2014, GlassesOff incurred net financial (income) expenses of $(10,000) and $1,000, respectively. The increase in financial income for the nine month period ended September 30, 2015 as compared to the 2014 period was primarily due to currency fluctuations of the NIS of $(27,000) in 2015 as compared to $(4,000) in 2014 and interest expenses of $13,000 in 2015 as compared to $0 in 2014. The interest expenses resulted primarily from the interest of $3,000 and amortization of the discount of $8,000 of the $1.75 million aggregate principal amount of our 8.0% Senior Convertible Notes that we issued to certain investors on September 21, 2015 (the “Notes”).

For the three month periods ended September 30, 2015 and 2014, GlassesOff incurred net financial (income) expenses of $11,000 and $(15,000), respectively. The decrease in financial income for the three month period ended September 30, 2015 as compared to the 2014 period was primarily due to currency fluctuations of the NIS of $(3,000) in 2015 as compared to $(16,000) in 2014 and interest expenses related to the Notes of $13,000 in 2015 as compared to $0 in 2014.

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

GlassesOff estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the nine month periods ended September 30, 2015 and 2014, GlassesOff’s stock-based compensation expenses were $389,000 and $1,262,000, respectively. Stock-based compensation expenses for the nine months ended September 30, 2015 decreased as compared to the 2014 period, primarily due to 98,000 stock options and 50,000 restricted shares granted during the nine months ended September 30, 2015 as compared to 144,900 stock options and 5,000 restricted shares granted during the 2014 period. The decrease was primarily due to completion of the vesting of part of the options that were granted in 2013 and 2014 and forfeiture of part of the unvested options during the 2015 period.

For the three month periods ended September 30, 2015 and 2014, GlassesOff’s stock-based compensation expenses were $106,000 and $220,000, respectively. Stock-based compensation expenses for the three months ended September 30, 2015 decreased as compared to the 2014 period, primarily due to completion of the vesting of part of the options that were granted in 2014 and forfeiture of part of the unvested options during the 2015 period.

Cash Flows

Nine months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014

For the nine months ended September 30, 2015 and 2014, net cash used in operations was $2,759,000 and $2,470,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses, facility-related costs and professional fees. The increase in cash used in operating activities for the nine months ended September 30, 2015 as compared to the 2014 period resulted primarily from hiring of new employees and an increase in subcontractor expenses. It is expected that cash used in operating activities will increase as we plan to continue to develop new product versions for new territories (localization), new devices and new platforms, and development of new products.

For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $49,000 and $524,000, respectively. The decrease in cash used in investing activities for the nine month period ended September 30, 2015 as compared to the 2014 period resulted primarily from capitalization of intangible assets of $46,000 in 2015, as compared to $426,000 in 2014, and from the purchase of property and equipment of $2,000 in 2015 as compared to $98,000 in 2014.

For the nine months ended September 30, 2015 and 2014, net cash provided by financing activities was $1,738,000 and $4,938,000, respectively. The decrease in cash provided by financing activities for the nine month period ended September 30, 2015 as compared to the 2014 period resulted primarily from GlassesOff’s issuance and sale of $1,750,000 aggregate principal amount of the Notes in 2015 as compared to the issuance and sale of 400,000 shares of common stock in a private placement that provided net proceeds of $4,938,000 during the 2014 period.

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

Based on our 2015 average monthly cash expenses and our cash balance as of September 30, 2015, we do not expect that we will require additional financing for the year ending December 31, 2015. GlassesOff plans to continue to finance its operations with the issuance of equity or debt securities and, in the longer term, revenues from operations. There are no assurances, however, that GlassesOff will be successful in obtaining the financing necessary for the long-term development of its current product or future products. GlassesOff’s future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and anticipated development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. GlassesOff generated only limited revenues for 2014 and for the nine months ended September 30, 2015. GlassesOff expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that GlassesOff’s current capital resources are insufficient to meet its future capital requirements, GlassesOff will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects GlassesOff by increasing its cost of labor and other development costs. GlassesOff does not believe that inflation had a material effect on its results of operations for the three month periods ended September 30, 2015 or 2014.

Currency fluctuations may affect GlassesOff by increasing or decreasing costs. Currency fluctuations had no material effect on GlassesOff’s results of operations for the three or nine month periods ended September 30, 2015 or 2014. GlassesOff does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

PART II	OTHER INFORMATION

ITEM 6.	Exhibits.

4.1	Form of 8.0% Senior Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

4.2	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

10.1	Form of Stock Purchase and Registration Rights Agreement, dated September 17, 2014, by among the Company and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSESOFF INC.

/s/ Nimrod Madar
Date: November 16, 2015	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: November 16, 2015	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

4.1	Form of 8.0% Senior Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

4.2	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

10.1	Form of Stock Purchase and Registration Rights Agreement, dated September 17, 2014, by among the Company and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.