Form 10-K
period 2015-12-31
InnoVision Labs, Inc
filed 2016-03-25
CIK 1487522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-175212

INNOVISION LABS, INC.

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,404,496 (based on a closing price of $1.68 per share for the registrant’s common stock on the OTCBB on June 30, 2015). For purposes of determining this number, all named executive officers and directors of the registrant as of December 31, 2015 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 16, 2016, the registrant had 6,102,449 shares of common stock outstanding.

INDEX AND CROSS REFERENCE SHEET

 i

cautionary STATEMENT regarding forward-looking statements

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Risks and uncertainties, the occurrence of which could adversely affect our business, include, without limitation, the following:

•	We have a limited operating history, and we do not expect to become profitable in the near future.

•	We began commercializing our first product only two years ago, and we have not generated significant revenues thus far and we may never become profitable.

•	Our Game Vision™ product launched in partnership with 9 times All-Star Chris Paul, under a 12 month agreement and there is no guarantee that we will be able to extend the agreement period if we are interested to do so.

•	Our future potential products in our application pipeline are in the early development stages and may never be commercially successful.

•	We are dependent on a small number of distribution channels, none of which we control, and changes in such channels could impair our ability to distribute our products and adversely impact our financial performance.

•	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

•	It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

•	If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our technology, and we will be unable to develop and commercialize our products and technologies.

•	We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

•	Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

•	We only recently established limited sales and marketing capabilities, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

•	We may suffer losses from product liability claims if our products cause harm to customers.

•	Failure by our customers to use our products correctly could lead to less than optimal results and customer dissatisfaction, which could have a material adverse effect on our business and results of operations.

•	Regulatory requirements may have an adverse effect on our business and results of operations.

•	If we acquire or license additional technology or products, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

•	We may not be able to successfully grow and expand our business.

•	We may encounter difficulties in managing our growth, which could increase our losses.

•	If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

•	We are a holding company that depends, in addition to our capital raising activities, on cash flows from our wholly owned subsidiaries to meet our obligations.

•	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

•	Potential political, economic and military instability in the State of Israel, where key members of our senior management and our main research and development facilities are located, may adversely affect our results of operations.

•	Disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

•	We license certain technology from Talshir Medical Technologies, Ltd, which purchased this license from RevitalVision LLC, and we could lose our rights to this license if a dispute with Talshir Medical Technologies, Ltd arises or if we fail to comply with the financial and other terms of the license.

•	The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

•	Costly litigation may be necessary to protect our intellectual property rights, and we may be subject to claims alleging the violation of the intellectual property rights of others.

•	We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

•	International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

•	We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships.

•	We are potentially subject to government regulations, and we may experience delays in obtaining required regulatory approvals, if required, to market our proposed products.

•	We face significant competition and continuous technological change.

•	Our common stock has a limited trading history, and prospective investors may not be able to sell their shares at their purchase price, if at all.

•	We may not require or receive the full amount of proceeds available under the Standby Equity Distribution Agreement.

•	Our issuance of shares of common stock under the Standby Equity Distribution Agreement could contribute to the decline of the price of the common stock, which may also lead to additional dilution of the ownership interests of our existing stockholders.

•	We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act.

•	We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

•	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

•	We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of the shares.

•	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

•	Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock, including issuances of shares of common stock pursuant to the Standby Equity Distribution Agreement.

•	A significant number of shares of our common stock are eligible for sale, which could depress the market price of our stock.

•	The other factors referenced in this Annual Report on Form 10-K, including, without limitation, under “Risk Factors.”

•	Other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission, which we refer to as the SEC.

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

History

Originally incorporated on December 8, 2004 under the laws of the State of Nevada as Autovative Products, Inc., on June 26, 2013, we entered into that certain Agreement and Plan of Merger, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, which we refer to collectively as the Merger Agreement, with Ucansi Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, which we refer to as Merger Sub, and Ucansi Inc., a Delaware corporation, which we refer to as Ucansi. Pursuant to the Merger Agreement, on July 30, 2013, which we refer to as the Closing Date, Merger Sub merged with and into Ucansi, referred to as the Merger, with Ucansi surviving the Merger as our wholly owned subsidiary.

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

Upon consummation of the Merger, we changed our name from “Autovative Products, Inc.” to “GlassesOff Inc.”, and the consolidation effected by the Merger has been accounted for as a reverse acquisition wherein Ucansi has been treated as the acquirer for accounting purposes as it has acquired control of the combined enterprise.

On December 29, 2015, we changed our name from “GlassesOff Inc.” to “InnoVision Labs, Inc.” and, in connection with our name change, our common stock, which was traded on the OTCBB under the symbol “GLSO” is now traded under the symbol “INVS”.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “InnoVision”, “we,” “us” and “our” refer to InnoVision Labs, Inc., a Nevada corporation, including its direct and indirect wholly owned subsidiaries, Ucansi Inc., a Delaware corporation, which we refer to as Ucansi, and EYEKON E.R.D. Ltd, an Israeli company.

Overview

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

Our first app, GlassesOff™, aims to eliminate, through exercise, the dependency on reading glasses of people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and the Android platform and is available on the main app markets, such as the Apple App Store and The Google Play store.

Our new app, Game Vision, is based on sports themes, with a go-to-market strategy of partnering with known athletes as “brand partners”. We launched the first Game Vision app, featuring 9-time All-Star Chris Paul, on March 3, 2016. While this app is designed as a casual, fun-to-play game, it is based on extensive neuroscience research and patent pending technology that aim to enhance, through exercise, a user’s vision performance and brain processing speed. We expect that our new app, when available, will draw interest from athletes and sports enthusiasts of all ages.

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

The GlassesOff™ product is designed to enhance the image processing capabilities of the brain and thus improve a person’s reading abilities. The use of the GlassesOff™ product results in faster, more efficient and more comfortable reading, thereby improving reading vision without use of reading glasses.

The Game Vision line of products targets both professional athletes and recreational athletes who want to improve their sports performance. As vision is the inception of every move made in most sports, superior vision speed is expected to have a critical impact on sports performance in any sport requiring swift response to a visual event. Our new Game Vision app platform, together with its newly-developed technology, is intended to serve as a new tool in players' training routines.

While there are many technologies and methods that aim to improve reaction speed in sports performance, we believe that Game Vision technology is innovative because of its focus on reducing the time that the vision system requires to process a visual event. Currently, most technologies and methods focus on minimizing the time it takes to respond to such visual event (once identified by the visual system) or improve the decision-making process to such visual event

GlassesOff™ Technology

Human vision is limited by two main factors: (a) the quality of an image captured by the eyes; and (b) the image processing capabilities of the brain as it interprets an image captured by the eyes.

Our proprietary technology enables us to develop software product solutions intended to enhance the image processing abilities of the brain and therefore improve a person’s vision sharpness and vision performance. GlassesOff’s™ unique software approach provides an alternative to existing solutions, which generally rely on magnifying devices, typically reading glasses. Game Vision’s unique software approach provides athletes and recreational players a method designed to improve vision parameters critical for sports performance. Our technology platform is based on advanced scientific research of image processing functionality, and our solution utilizes the remarkable ability of the brain’s plasticity (the brain’s ability to change), which constitutes the neuronal basis for “perceptual learning”, that is, repeated practice on a demanding visual task. Our founder’s academic research into the area of image processing functions during the last 20 years has yielded a breakthrough in perceptual learning methodologies, which enhance visual skills by improving image processing speed and efficiency in the visual cortex of the brain without altering optical functions. The use of perceptual learning methodologies improves both the processing speed and the sensitivity through repetitive exercise of the brain’s image processing function, resulting in improved vision sharpness and processing speed.

InnoVision’s technology and methods are based on scientific research and achievements that have been published in leading scientific publications, such as Nature, PNAS, Vision Research, Scientific Reports and others. Our first product application, GlassesOff™, which is designed to improve near vision sharpness and reading capabilities, has been tested in several studies, including a study conducted at the University of California, Berkeley, whose results have been published in Nature’s Scientific Reports in February 2012.

The GlassesOff™ Application

For those persons who experience the natural age-related changes in reading abilities, GlassesOff™ is designed to exercise the visual cortex of the brain to achieve comfortable reading without the use of magnifying devices such as reading glasses. According to a scientific review (Holden, B. A. et al., 2008), the target market for natural age-related changes in reading abilities is estimated to include more than one billion people worldwide, which is the market targeted by GlassesOff™. GlassesOff™ is a software visual cortex exercise solution to improve users’ reading abilities and maintain the ability to read comfortably, through enhancement of their image processing capabilities aiming to achieve near vision sharpness. The GlassesOff™ application is delivered through cloud-based client server architecture to mobile devices and is currently implemented Apple iOS platform (iPhone, iPod, iPad) and Android platform. Users initially download the application via Apple’s App Store or Google Play Market, but their reading improvement program is delivered through the our servers.

GlassesOff™ is a personalized application that monitors user performance and progress. The application automatically adjusts improved reading sessions based on each user’s ongoing progress.

The GlassesOff™ application is composed of two components:

(1)	Basic Program – a period of approximately three months during which users are encouraged to complete at least three, 12-minute training sessions per week. At the beginning of the program, users commence with an evaluation of their near vision processing capabilities. Those who come within the range of persons expected to benefit from GlassesOff, based on such evaluation, are expected by the end of the program to achieve image processing capabilities that would help them eliminate their dependency on magnifying devices, such as reading glasses.

(2)	Ongoing Care – following the Basic Program, users are encouraged to complete between two to six (as needed), 12-minute training sessions per month, intended to maintain the improvement they achieved in their reading performance.

The Game Vision™ Application

For those persons who want to improve their sports performance, Game Vision™ is designed to exercise the visual cortex of the brain and achieve improvement in vision parameters correlated with faster vision processing speed. According to a survey conducted by SFIA/Physical Activity Council (2012), over 20 million young people aged 6 through 18 in the United States alone participated in organized sports, hence we estimate the target market for Game Vision™ comprises one hundred million of sports enthusiasts worldwide. Game Vision™ is a personalized software visual cortex exercise solution to train users’ vision parameters critical for sports performance, through enhancement of their image processing capabilities. The Game Vision™ application is delivered through cloud-based client server architecture to mobile devices and launched March 3, 2016 on both Apple iOS platform (iPhone, iPod, iPad) and Android platform. Users initially download the application via Apple’s App Store or Google Play Market, but their training programs are delivered through our servers.

Game Vision™ is personalized because it monitors an individual user’s performance and progress. The application automatically adjusts improved training sessions based on each user’s ongoing progress.

GlassesOff™ and Game Vision™ Main Features

Simplicity. To facilitate its easy adoption, our apps do not require any third-party intervention, such as an optometrist or ophthalmologist examination.

Ease of Use. The apps offer a user-friendly self-explanatory user interface that allows users with no special technological or scientific background to complete the training program and follow their personal progress.

Platform Compatibility. The apps can be used on practically any device with a high quality display, including smart phones, tablets and personal computers. Our apps are currently available on Apple’s iOS platform (iPhone, iPad and iPod), and on the Android operating system.

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

Client Security. GlassesOff™ is a “thin client”, meaning all algorithm and reading improvement logics reside on the server side. At the end of each session, the customer receives his or her personalized reading improvement session data from the server for the next session. All communications between the GlassesOff™ and Game Vision™ servers and the customer are through an encrypted channel.

Server Scalability and Redundancy. All of our web services are hosted on the Amazon Web Services (“AWS”) cloud, which is a web service that provides resizable compute capacity in the cloud. Our current architecture allows us to further scale out (add more servers) and/or scale up (add more capacity to an existing server) within minutes, and our current architecture has been tested successfully under load and stress storms, which allows us to support more than two million users. Additionally, our load balancer layers enable updates and maintenance without any downtime and all of its data is backed up and mirrored between two SQL servers.

Server Security. Our web services on AWS have gone through a hardening process to enhance their security according to known practices, and all algorithm and data servers are isolated from the internet. For example, only “sanitized” requests (those that comply with our predefined request methodology) received by our internet-facing servers are delivered to our algorithm and data servers, with all other connections logged and ignored.

Application Pipeline

We plan to expand our product offerings to include additional suites of applications that would cater to other market segments related to enhancement of visual processing. Specifically, we intend to develop additional applications for:

o	diagnostic solutions for children and adults with attention deficit disorder;

o	diagnostic solutions for dyslexic children and adults;

o	improvement of reading abilities for dyslexic children and adults; and

o	improvement of reading speed for children and adults.

Revenue Model

We estimate that lifetime revenue per paying user of the GlassesOff™ application will gradually increase to approximately $100, and we offer various pricing plans. Moreover, to determine different pricing plans, we apply optimization techniques, which generally analyze pricing, acquisition costs and the number of conversions from free to pay-users in order to determine a pricing model that provides the greatest return on marketing and user-acquisition expenses. The Game Vision app is using common monetization methods in casual games, and we initially expect that lifetime revenue per paying user of the Game Vision™ application will equal approximately $50.

Because we offer a mobile software application, our primary variable costs are customer acquisition, app store platform commissions and revenue share paid to Game Vision™ partners.

Customer Acquisition. We analyze our customer acquisition process on an ongoing basis and apply an optimization mechanism that helps us identify effective marketing channels and marketing messages. Once a significant number of customers successfully use the applications, we anticipate that our customer acquisition costs will decline as more people learn about our products through word-of-mouth advertising by existing users.

Platform Commissions. Under the current policy of Apple’s App Store and Google Play market, which compose our current sales channel, a commission of 30% is charged per transaction.

Sales, Marketing & Customer Support

Sales & Marketing

We currently offer GlassesOff™ and Chris Paul’s Game Vision apps directly to end users via Apple’s App Store and the Google Play market.

We believe that our primary target market for GlassesOff™ consists of people between the ages of 40 and 60; therefore, we attempt to focus our marketing efforts on what we believe are the most efficient marketing channels to reach this population, and we constantly monitor the efficacy of each marketing channel, to the best of our ability, to constantly optimize our marketing efforts and resources.

We believe that our primary target market for Game Vision™ consists of young people between the ages of 13 and 25; therefore, we attempt to focus our marketing efforts on what we believe are the most efficient marketing channels to reach this population, and we constantly monitor the efficacy of each marketing channel, to the best of our ability, to constantly optimize our marketing efforts and resources

Currently, we focus our marketing efforts on the following:

•	Public Relations: We generate both international and local media coverage for the GlassesOff™ application, including through media articles and interviews. Our proactive efforts, supported by local public relations agencies, have been focused primarily on the U.S. and France markets, and we expect to extend our focus into additional markets during 2016. Game Vision™’s first product is in partnership with Chris Paul, and we also seek to generate media coverage through interviews with Chris Paul.

•	Online Marketing: We utilize online campaigns that are designed to direct potential customers to our application. We are investing in app store optimization (ASO), aiming to achieve top ranks in search results.

•	Social marketing: We believe that both our GlassesOff™ and Game Vision™ applications can generate strong viral distribution, or word-of–mouth, among their respective users. We have integrated, or are developing, several social functions in our applications to leverage the viral marketing potential, including:

o	Post/Share Tool – An easy-to-use tool that allows users to share their experiences with their friends via their Facebook and/or Twitter accounts.

o	We intend to develop friend invitation tools within the applications that will encourage users to share the apps with their friends.

o	Partnerships and Affiliate Marketing – Once we obtain a significant user base that allows us to provide statistically significant user acquisition and usage data, we plan to seek partnerships that may allow us to quickly grow our customer base.

o	As part of our partnership with Chris Paul, he has agreed to promote the Game Vision™ app through his social media channels, which have millions of followers.

We have launched the GlassesOff™ application in English and French to target users in the United States, Canada, the United Kingdom and France. We expect to launch additional localized versions for other markets during 2016. The Game Vision™ was initially be launched only in English.

Customer Support

To ensure customer satisfaction, our customer support efforts include both proactive and responsive models.

•	Proactive Model: We have developed an event-driven automatic communication plan that includes email messages, personal in-app notification screens and push notifications that are presented to each user according to that user’s particular training stages and personal progress.

•	Responsive Model: We offer online support via email.

Intellectual Property

We have filed several patent applications to protect our core technology platform and products. We have issued patents protecting our core technology platform and products in the United States (US 7,866,817), Australia (AU 2005278771), Korea (KO 10-1016429), Japan (JP 5222556), Canada (CA 2578932), China (CN ZL200580038206.2) and Israel (IL 181660). Our pending patent applications are still in different evaluation phases in Europe and India.

We have also filed a patent application for our vision evaluation method, which was issued by the United States Patent and Trademark Office (US 8,403,485).

We also recently submitted two PCT patent applications to protect our current and future Game Vision sport products and the future diagnostic products in our pipeline.

In addition to our patent portfolio, we have an intellectual property license agreement with Talshir Medical Technologies, Ltd (“Tashir”, which purchased this IP from RevitalVision LLC), which is the owner of several patents in the area of perceptual learning systems and methods. Under this agreement, referred to as the License Agreement, we have a non-exclusive license to certain patents for the field of near-vision solutions. The License Agreement does not assign any technology to us, and, unless earlier terminated, the License Agreement terminates upon the expiration of the last of the patents included in this License Agreement, which is expected to be in 2024. Under the License Agreement, we paid an initial fee of $75,000 in installments over a period of 24 months following the effective date of the License Agreement, and we are required to pay quarterly royalty payments of 5.5% of net sales up to aggregate net sales of $3 million and of 4.5% of net sales over $3 million (calculated annually).

Competition

Our GlassesOff™ application competes in the market of solutions for better, faster and more effective reading. The natural changes in reading capabilities with age have typically been addressed by traditional products for improvement of reading capabilities, mainly magnification devices, such as reading glasses or contact lenses, which support reading. Manufactures of such magnifier devices could therefore be considered as competition. We believe that our product, which is designed to eliminate the constant dependency on magnifiers, is therefore highly competitive with such devices.

In addition, there are several methods and products that claim to improve reading vision through various means, usually related to muscle exercises (e.g. the Bates method, the See Clearly Method and the Power Vision Program), whereas the GlassesOff™ application does not involve any such corrective methods.

Finally, there are several competitors offering vision improvement solutions based on neuroscience methods, such as PositScience and Talshir (which obtained FDA clearance for a product that treats amblyopia, a condition typically referred to as “Lazy Eye”). We believe that there is no other software solution for the improvement of reading capabilities to the extent that magnifying devices, such as reading glasses, are not required that has also demonstrated efficacy in controlled studies.

Our Game Vision™ application competes in the market of solutions for better and faster vision for sport. There are many solutions and training methods in the market aiming to improve sports performance and specifically improve reaction time. Still, most existing solution focus on optimizing the reaction to a visual event once it has been identified by the vision system or help identify visual events through improved attention.

In addition, we are aware of one competitor, Carrot Neurotechnology, Inc., which uses brain plasticity to train vision performance in sports. According to public available data, we don’t believe that this company has a significant market presence that can significantly impact our business plans.

We believe that our technology platform and unique intellectual property assets present a high barrier to entry for others who would try to develop and sell software products for improvement of vision sharpness and vision performance using mobile devices.

Employees

We currently have one part-time employee in the United States and 24 employees in Israel, of whom 14 are full-time employees, and 10 are part-time employees (including two part-time employees with Ph.D. degrees, one part-time employee with an MSc degree in neuroscience and two part-time employees who are certified optometrists). All of our neuroscientists focus on research and development. None of our employees is represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and commercialization activities, generally on a monthly retainer.

We intend to hire additional personnel to focus on marketing, customer support and technological support.

Research and Development

We focus significant time and resources on research and development in connection with our efforts to improve our existing GlassesOff™ application, produce versions of GlassesOff™ application for new device platforms and operating systems, as well as in connection with our development of new product applications. For the years ended December 31, 2015 and 2014, we incurred research and development expenses in the aggregate of $2,209,000 and $1,818,000, respectively. During 2015, a significant portion of our research and development budget was allocated to the Game Vision™ application.

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

We began commercializing our first product only two years ago, and we have not generated significant revenues thus far and we may never become profitable.

We have only recently commercialized our first product. We will not be successful unless GlassesOff™ and any other products we develop, if any, gain market acceptance. The degree of market acceptance of our products will depend on a number of factors, including:

•	the competitive environment; and

•	the adequacy and success of distribution, sales and marketing efforts.

Physicians, users, third-party payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products or products incorporating our technologies. As a result, we are unable to predict the extent of future losses or the time required to achieve profitability, if at all.

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

Currently, our only distribution channels for our applications are Apple’s App Store and the Google Play Market, and we expect that future distribution channels will comprise other similar popular application stores, such as Amazon’s store. We do not control these application stores, and the owners of such stores can change various parameters, such as increasing fees or requiring additional product safeguards, any of which could have an adverse impact on our financial performance and our ability to distribute our products.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2015 that we have incurred operating losses and our ability to continue to operate as a going concern is dependent upon additional financial support, which raises substantial doubt about our ability to continue as a going concern. We have not yet generated significant revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1b to our financial statements; however, management cannot assure you that its plans will be successful in addressing these issues. Our financial statements do not include any adjustments relating to the recoverability and classification of assets’ carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

Our future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and potentially development of new products. Furthermore, our expected ramp-up in sales and marketing activities will require significantly greater resources. Given the foregoing, management negotiated with YA Global a three-year term for the SEDA together with $15,000,000 potentially available thereunder, $40,000 of which has already been received pursuant to issuances under the SEDA as of the date of this Annual Report on Form 10-K, which is intended to provide us capital on an as-needed basis. We are not required to draw funds under the SEDA, and we may not require or receive the full amount of proceeds available under the SEDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Failure by our customers to use our product correctly could lead to less than optimal results and customer dissatisfaction, which could have a material adverse effect on our business and results of operations.

Improper use of our product or failure by users to comply with the requirements for the correct use of our product could result in less than optimal results and customer dissatisfaction. The following, among other things, may result in poor results:

•	failure to comply with the required vision improvement protocol, such as session frequency and minimal number of sessions;

•	use of the product not in accordance with instructions;

•	use of the product by several users using the same user account on the same device;

•	use of the product by several users using the same user account on different devices;

•	use of the product by a single users on different devices;

•	use of the product under environmental conditions with extreme variation between training sessions; and

•	use of the product while using medication, alcohol or any other chemical substance that affects, among other things, vision, the ability to concentrate, attention or motor functions.

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

We maintain offices and research and development facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. We believe that if conditions would require relocation of our offices and key persons out of Israel, we could do so within few weeks, ongoing and revived hostilities or other Israeli political or economic factors could potentially have a short-term negative effect on our operations and product development and may have a short-term negative effect to our revenues.

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

Risks Related to Our Intellectual Property

We license certain technology from Talshir Medical Technologies Ltd. (“Tashir”), and we could lose our rights to this license if a dispute with Talshir arises or if we fail to comply with the financial and other terms of the license.

In July 2011, we entered into a license agreement with RevitalVision LLC, which we refer to as the License Agreement, pursuant to which we licensed intellectual property from RevitalVision LLC. Pursuant to the License Agreement, we have obtained a worldwide, nonexclusive, irrevocable, transferable, sub licensable through multiple tiers, license to the field of vision improvement software applications limited to near-vision deficiencies and reading improvement. Our GlassesOff™ application is, and our future products may be, partly based on the intellectual property licensed under the License Agreement. Recently, RevitalVision sold its intellectual property to Talshir, which may terminate the License Agreement if we are in material breach of its terms and cannot cure such breach, which termination would have a material adverse effect on our business, prospects and results of operations.

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

We cannot be certain that patents will be issued as a result of any of our pending applications, and we cannot be certain that any of our issued patents, whether issued pursuant to our pending applications or licensed from a third party, will give us adequate protection from competing products. For example, issued patents, including the patents licensed from Talshir, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

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

Risks Relating to Our Common Stock

Our common stock has alimited trading history, and prospective investors may not be able to sell their shares at their purchase price, if at all.

There is currently an extremely limited public market for our common stock. Our common stock is listed for quotation on the OTCBB under the symbol “INVS”, but there is no assurance that a regular trading market will develop or, if developed, will be sustained. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.

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

Solely for purposes of illustration, if we were to draw $500,000 under the SEDA at a price per share to YA Global of $1.25, then we would be required to issue to YA Global an aggregate of 400,000 shares, which would increase the number of shares outstanding by approximately 7% as of March 16, 2016. If the price of our common stock to YA Global were to decline, and the price per share to YA Global under the SEDA was $0.85, whether such decline was due to market sales by YA Global or otherwise, and we were to draw $500,000 under the SEDA, then we would be required to issue to YA Global an aggregate of approximately 588,236 shares of Common Stock, which would increase the number of shares outstanding by approximately 10% as of March 16, 2016. Therefore, any decline in the market price of our common stock, followed by a draw by us under the SEDA, would cause relatively greater dilution to your interest as a stockholder than such a draw would have caused prior to such decline. Also, the sale of common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of the price of the common stock.

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act.

Until our common stock is registered under the Exchange Act, we will be subject only to the reporting obligations imposed by Section 15(d) of the Exchange Act, which we refer to as Section 15(d). Section 15(d) requires that issuers file periodic and current reports with the SEC when they have issued any class of securities for which a registration statement was filed and became effective pursuant to the Securities Act of 1933, as amended, which we refer to as the Securities Act. The purpose of Section 15(d) is to ensure that investors who buy securities in registered offering are provided with the same information on an ongoing basis that they would receive if the securities they purchased were listed on a securities exchange or the issuer were otherwise subject to periodic reporting obligations. However, companies that are required to report only under Section 15(d) are not subject to some of the Exchange Act reporting requirements. For example, companies that are required to report only under Section 15(d) are not subject to the short-swing profit reporting requirements contained in Section 16 of the Exchange Act, the beneficial ownership reporting requirements contained in Section 13 of the Exchange Act, the institutional investor reporting rules or the third-party tender offer rules. Additionally, stockholders in a company that is required to report only under Section 15(d) are not entitled to the benefits of the Exchange Act’s proxy rules contained in Section 14 of the Exchange Act.

The reporting obligations under Section 15(d) are automatically suspended when: (i) any class of securities of the issuer reporting under Section 15(d) is registered under Section 12 of the Exchange Act; or (ii) at the beginning of the issuer’s fiscal year, other than the year in which the applicable registration statement became effective, if the class of securities covered by the registration statement is held of record by fewer than 300 persons. In the latter case, the Company would no longer be subject to periodic reporting obligations so long as the number of holders remained below 300 unless we filed a registration statement with the Securities and Exchange Commission under Section 12 of the Exchange Act. If our obligation to file reports under Section 15(d) is suspended (other than due to our having registered our Common Stock under Section 12 of the Exchange Act), then investors will have reduced visibility with respect to the Company, its financial condition and results of operations.

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

Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock, including issuances of shares of common stock pursuant to the SEDA or conversion of our outstanding $1.8 million aggregate principal amount of our 8.0% Senior Convertible Notes due 2018.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 60,000,000 shares of capital stock, consisting of 40,000,000 shares of common stock and 20,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, as of March 16, 2016, we had 6,102,449 shares of our common stock outstanding and a total of 5,251,154 shares of our common stock subject to outstanding options, warrants and our $1.8 million aggregate principal amount of our 8.0% Senior Convertible Notes due 2018. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Additionally, we may issue up to $15,000,000 of our common stock pursuant to the SEDA, $40,000 of which has already been issued as of the date of this Annual Report on Form 10-K. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded on the OTCBB or otherwise.

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

Our principal corporate office is located at 5 Jabotinski St., POB 12, Ramat Gan 5252006, Israel.

InnoVision’s subsidiary, Eyekon, leases approximately 3,950 square feet of office space in Ramat Gan, Israel. Eyekon pays quarterly rental and management fees of approximately $22,000 plus approximately $9,600 per quarter for taxes and utilities. Eyekon’s facility lease will expire in August 2016.

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

Market Information

Our common stock is quoted on the OTCBB under the symbol “INVS.” All OTCBB quotations reproduced herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth, for each quarter during the period commencing January 1, 2014 through December 31, 2015, the reported high and low bid prices of our common stock on the OTCBB.

Quarter Ended	High	Low

December 31, 2015	$2.55	$1.51
September 30, 2015	$3.07	$1.55
June 30, 2015	$12.00	$1.29
March 31, 2015	$0.99	$0.38

December 31, 2014	$1.19	$0.42
September 30, 2014	$1.62	$0.65
June 30, 2014	$2.14	$1.15
March 31, 2014	$2.20	$1.30

Number of Holders

As of March 16, 2016, our common stock was held by 109 stockholders of record.

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

Overview

We are a visual neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. We deliver our scientific products through a game-like experience based on mobile applications, referred to as apps.

Our first app, GlassesOff™, aims to eliminate, through exercise, the dependency on reading glasses of people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store.

Our new app, Game Vision, is based on sports themes, with a go-to-market strategy of partnering with known athletes as “brand partners”. We launched the first Game Vision app, featuring 9-time All-Star Chris Paul, on March 3, 2016. While this app is designed as a casual, fun-to-play game, it is based on extensive neuroscience research and patent pending technology that aim to enhance, through exercise, a user’s vision performance and brain processing speed. We expect that our new app, when available, will draw interest from athletes and sports enthusiasts of all ages.

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

In the third quarter of 2015, we signed an agreement with 9-time All-Star Chris Paul as a brand partner for our first sports app. We launched Chris Paul’s Game Vision in early March 2016. We expect to advertise and market our app based on the popularity and reputation of this athlete, as a brand partner. Additionally, we plan to participate in various conferences and conventions internationally to further expose our products and technology to professionals, such as ophthalmologists, sports coaches and associations, and potentially form business partnerships.

During 2016, we plan to sign additional partnerships in additional sports, as well as re-launch the GlassesOff™ app under a new dynamic game-like technology.

We are not currently planning any major purchase or sale of equipment in 2016.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make judgments, estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We evaluate these estimates and assumptions based on historical experience, knowledge and assessment of current business and other conditions, and expectations regarding the future based on available information and reasonable assumptions, which together form a basis for making judgments about matters not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. When reviewing our audited consolidated financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements as their application places significant demands on the judgment of our management.

Financial statements in U.S. dollars: The functional currency of InnoVision is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which InnoVision has operated and expects to continue to operate in the foreseeable future. The majority of Eyekon E.R.D. Ltd.’s operations are currently conducted in Israel, and most of the Israeli expenses are currently paid in new Israeli shekels, which we refer to as NIS; however, the subsidiary’s operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company’s funding. Therefore the currency which is used in operating, financing and investing activities, including loans and equity transactions, is the U.S. dollar.

Accordingly, the functional and reporting currency of InnoVision is the U.S. dollar. Monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Stock-based compensation: Stock-based compensation expense is estimated at the grant date based on the fair value of the particular award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates used can have a relatively large impact on the estimated valuation.

We use the Black-Scholes option valuation model to value stock awards. We estimate stock price volatility based upon our historical volatility. For options with an expected term longer than the period for which we have quoted stock prices, we use a combination of comparable companies and our historical share prices. Estimated option life and forfeiture rate assumptions are derived from historical data and management's estimations.

Revenue Recognition: We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have an impact on the timing and amount of revenue we report. We defer amounts billed to our clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods.

We derive our revenues from subscription fees for access to and use of our on-demand application services. We deliver our products through cloud-based client-server architecture to mobile devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android platform. In a case of a lifetime subscription, the revenue from that subscription is recognized on a straight-line basis over the estimated expected period of use.

Other Assets: Research and development costs are expensed as incurred with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products, which costs are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment upon the occurrence of certain triggering events. When facts and circumstances indicate potential impairment of an amortizable intangible asset, we evaluate the recoverability of the asset’s carrying value, using estimates of future undiscounted cash flows over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on our historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value. All of our intangible assets have finite lives.

Convertible notes: For the outstanding $1.8 million aggregate principal amount of our 8.0% Senior Convertible Notes (the “8.0% Senior Convertible Notes”), the company applies ASC Topic 470-20, "Debt - Debt with Conversion and Other Options" which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios. The beneficial conversion feature has been calculated by allocating the proceeds received in financing transactions to the convertible instrument and to any detachable warrants included in the transaction, and by measuring the intrinsic value of the convertible instrument based on the effective conversion price as a result of the allocated proceeds.

The fair value of the warrants issued together with the 8.0% Senior Convertible Notes was determined using the Black-Scholes option-pricing model. The amount of the beneficial conversion feature with respect to convertible notes was recorded as a discount on the convertible notes with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the convertible notes is amortized as interest expenses over the term of the notes.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (FASB ASU 2015-17). FASB ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. This ASU is not expected to have an impact on our financial statements or disclosures.

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

There were various other updates recently issued. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

InnoVision generated revenues of $280,000for the year ended December 31, 2015, as compared to revenues of $110,000 for the year ended December 31, 2014. The increase in revenues was mostly due to the launch of a French version of the GlassesOff™ app and significant media coverage in France, which resulted in increased sales..

Cost of Sales

Cost of sales consists primary of commissions, royalties and amortization of intangible assets. For the year ended December 31, 2015, InnoVision incurred cost of sales aggregating $285,000, as compared to $111,000 in the 2014 period. The increase for the year ended December 31, 2015 as compared to the prior year resulted primarily from royalties and commissions of $97,000 in 2015 as compared to $38,000 in 2014 and amortization of intangible assets of $188,000 in 2015 as compared to $73,000 in 2014.The amortization of these intangible assets commenced in the third quarter of 2014. The increase in commissions and royalties resulted from the increase in revenues.

Research and Development Expenses

InnoVision expects its research and development, referred to as R&D, expenses to increase as it continues to develop its products. R&D expenses consist of:

•	internal costs associated with R&D activities;

•	personnel-related expenses, including salaries and stock-based compensation expenses, benefits, travel, and related costs for the personnel involved in R&D;

•	internal and external costs associated with scientific studies, including payment to investigators and labs participating in the studies, payments to purchase and/or use equipment required for such studies and payment to subjects for participating in the subject studies;

•	patents application fees;

•	outsource services associated with R&D activities; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities.

InnoVision expects its R&D expenses to increase in the near future in connection with the development efforts for new product applications and the planned redesign of GlassesOff™. InnoVision intends to expand the use of outsourced development services to expedite its development efforts. InnoVision believes that investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its current and planned products. For the years ended December 31, 2015 and 2014, InnoVision incurred R&D expenses in the aggregate of $2,204,000 and $1,818,000, respectively. The increase in R&D expenses for 2015 as compared to 2014 was primarily due to $320,000 in outsource services due to engaging a third party provider for assistance with new product development and an increase of $53,000 in legal fees due to applications for new patents.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of InnoVision and external service providers for services, such as search engine optimization, public relations services, advertising costs and other expenses, which include expenses for rent and maintenance of facilities. During 2015, InnoVision continued to invest in building marketing infrastructure, which included, among other things, developing public relations networks to generate awareness of GlassesOff™, preparing marketing materials and building a network of eye care professionals to support and promote the GlassesOff™ technology and current and planned products.

For the years ended December 31, 2015 and 2014, InnoVision incurred sales and marketing expenses of $1,064,000 and $1,109,000, respectively. The decrease for the year ended December 31, 2015 as compared to the prior year resulted primarily from a decrease in consultants and advertising expenses of $165,000 resulting from reduced marketing expenses associated with the GlassesOff app pending its expected re-launch in 2016. This decrease was partially offset by an increase in payroll expenses of $111,000.

General and Administrative Expenses

General and administrative, referred to as G&A, expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in InnoVision’s executive and administration functions. Other G&A expenses include facility-related costs not otherwise included in R&D or sales and marketing expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. InnoVision expects that its G&A expenses will increase as it adds additional personnel in response to the increased responsibilities and reporting obligations imposed on InnoVision as a publicly-traded company and in connection with new product development. For the years ended December 31, 2015 and 2014, InnoVision incurred G&A expenses of $1,164,000 and $2,552,000, respectively. The decrease in 2015 as compared to 2014 resulted primarily from a decrease of $967,000 in stock-based compensation expenses from the award of options and restricted stock, a decrease of $156,000 in investor relations services, a decrease of $53,000 in professional fees for legal services and commitment fees paid in connection with the SEDA of $0 for 2015, as compared to $153,000 in 2014.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on InnoVision’s cash and cash equivalents;

•	bank fees and commissions;

•	expenses or income resulting from fluctuations of the NIS, in which a portion of InnoVision’s assets and liabilities is denominated, against the U.S. Dollar; and

•	interest expenses.

For the years ended December 31, 2015 and 2014, InnoVision incurred net financial (income) expenses of $231,000 and $(20,000), respectively. Financial expenses for 2015 increased as compared to 2014 primarily due to interest expenses of $237,000 in 2015 as compared to $0 in 2014. The interest expenses resulted primarily from the interest of $39,000 and amortization of the discount of $198,000 of the $1.80 million aggregate principal amount of our 8.0% Senior Convertible Notes that we issued to certain investors in 2015.

Stock-based Compensation

InnoVision’s stock-based compensation expenses with respect to employees are recorded according to ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under InnoVision’s stock plans, based on estimated fair values.

ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in InnoVision’s consolidated statement of operations.

InnoVision applies ASC 505-50, “Equity Based Payments to Non Employees”, with respect to options issued to non-employees. InnoVision estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

For the years ended December 31, 2015 and 2014, our stock-based compensation costs comprise expenses and amounts capitalized as intangible assets, were $547,000 and $1,709,000, respectively. 98,000 stock options and 70,000 restricted shares were granted during 2015 as compared to 154,900 stock options and 52,869 restricted shares granted during the 2014 period. The decrease in stock-based compensation was due to a decrease in the value of options and restricted shares that were granted in 2015, due to completion of the vesting of part of the options that were granted in 2013 and 2014 and forfeiture of a portion of the unvested options during the 2015 period.

Cash Flows

For the years ended December 31, 2015 and 2014, net cash used in operations was $3,677,000 and $3,469,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses, facility-related costs and professional fees. The increase in cash used in operating activities for the year ended December 31, 2015 as compared to the 2014 period resulted primarily from hiring of new employees and an increase in subcontractor expenses. It is expected that cash used in operating activities will increase as we plan to continue to develop new product versions for new territories (localization), new devices and new platforms, and development of new products.

For the years ended December 31, 2015 and 2014, net cash used in investing activities was $51,000 and $488,000, respectively. The decrease in cash used in investing activities for 2015 compared to 2014 resulted from capitalization of intangible assets of $47,000 in 2015, as compared to $390,000 in 2014, and from the purchase of property and equipment of $4,000 in 2015 as compared to $98,000 in 2014.

For the years ended December 31, 2015 and 2014, net cash provided by financing activities was $1,788,000 and $5,001,000, respectively. The decrease in cash provided by financing activities for 2015 as compared to 2014 resulted primarily from InnoVision’s issuance and sale of $1,800,000 aggregate principal amount of the 8.0% Senior Convertible Notes in 2015, as compared to the issuance and sale of 400,000 shares of common stock in a private placement that provided net proceeds of $4,960,000 during the 2014 period.

Liquidity and Capital Resources

InnoVision expects to incur losses from operations for the foreseeable future and incur increasing R&D expenses, including expenses related to outsourcing of certain development projects. InnoVision expects that G&A expenses will also increase as it expands its finance and administrative infrastructure. InnoVision also expects that sales and marketing expenses will increase significantly in connection with the commercialization activities related to its new product. InnoVision’s future capital requirements will depend on a number of factors, including the continued progress of R&D of its products, cost of partnering with known athletes, and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

Based on our 2015 average monthly cash expenses and our cash balance as of December 31, 2015, we expect that we will require additional financing of approximately $2,000,000 for the year ending December 31, 2016. InnoVision plans to continue to finance its operations with the issuance of equity or debt securities and, in the longer term, revenues from operations. There are no assurances, however, that InnoVision will be successful in obtaining the financing necessary for the long-term development of its current product or future products. InnoVision’s future capital requirements will depend on many factors, including requirements for investment in developing new product versions for new territories (localization), new devices and new platforms, and anticipated development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. InnoVision generated only limited revenues for 2015. InnoVision expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that InnoVision’s current capital resources are insufficient to meet its future capital requirements, InnoVision will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

On July 1, 2014, InnoVision entered into the SEDA with YA Global, pursuant to which it may, at its election and in its sole discretion, issue and sell to YA Global, from time to time as provided in the SEDA, and YA Global has agreed to purchase up to $15,000,000 of common stock. In accordance with the terms, and subject to the conditions, of the SEDA, InnoVision may elect from time to time, in its sole discretion, to sell to YA Global shares of common stock at a per share price equal to the Market Price during the five consecutive trading days commencing immediately subsequent to the date on which InnoVision delivers to YA Global an Advance Notice. In no event will the Market Price be less than 85% of the daily volume weighted average price of the common stock on the trading day immediately preceding the date of the Advance Notice. The amount of each Advance may not exceed the lesser of (x) $500,000 or (y) the Daily Value Traded (as defined in the SEDA) for the five consecutive trading days immediately prior to the date of the applicable Advance Notice. Pursuant to the SEDA, YA Global is obligated to purchase the common stock under the SEDA subject to certain conditions, including, among others, InnoVision maintaining an effective registration statement with the SEC pursuant to which YA Global may resell of the shares of common stock acquired pursuant to the SEDA.

InnoVision currently does not have any commitments for future external funding other than the SEDA. InnoVision will need to raise additional funds, and it may decide to raise additional funds even before it needs such funds if the conditions for raising capital are favorable. InnoVision may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to its existing stockholders, including issuances of equity under the SEDA. The incurrence of indebtedness would result in increased fixed obligations and could also subject InnoVision to covenants that restrict its operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, InnoVision may be required to delay, reduce the scope of or eliminate its R&D programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require InnoVision to relinquish rights to certain potential products that it might otherwise seek to develop or commercialize independently. InnoVision’s ability to continue to operate as a going concern is dependent upon additional financial support.

Effects of Inflation and Currency Fluctuations

Inflation generally affects InnoVision by increasing its cost of labor and other development costs. InnoVision does not believe that inflation had a material effect on our results of operations for the years ended December 31, 2015 or 2014, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2016.

Currency fluctuations may affect InnoVision by increasing or decreasing costs. Currency fluctuations had no material effect on InnoVision’s results of operations for the years ended December 31, 2015 or 2014. InnoVision does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

Off-Balance Sheet Arrangements

InnoVision has no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the year ended December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

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

Name	Age	Title
Shai Novik, M.B.A.	50	Chairman of the Board
Nimrod Madar, M.B.A.	42	President, Chief Executive Officer and Director
Uri Polat, Ph.D.	62	Chief Scientific Officer and Director
Ram Shaffir	45	Chief Technology Officer and Director
Steve Schaeffer, CPA	66	Chief Financial Officer
Yuval Bar-Gil	48	Director

Shai Novik, M.B.A, Chairman of the Board. Mr. Novik has served as our Chairman of the Board since July 2013. Mr. Novik founded PROLOR Biotech, Inc., a biopharmaceutical company developing long-acting therapeutic proteins, in 2005, and served as its President through its acquisition by OPKO Health (NYSE: OPK) in 2013. Mr. Novik is a co-founder of InnoVision, and previously served as Chief Operating Officer and Head of Strategic Planning of THCG, a technology and life sciences investment company. THCG was a portfolio company of Greenwich Street Partners, one of the largest U.S. private equity funds. THCG’s own portfolio included several life sciences and medical devices companies. Prior to his position at THCG, Mr. Novik served as Chief Operating Officer and Chairman of Strategy Committee of RogersCasey, an investment advisory company serving Fortune 500 companies such as DuPont, Kodak, General Electric and others.

Nimrod Madar, M.B.A, President, Chief Executive Officer and Director. Mr. Madar has served as our President and Chief Executive Officer and as a director of InnoVision since July 2013. Mr. Madar previously founded and served as Chairman at iMind Networks, a cognitive training venture specializing in assessing and training cognitive capabilities, such as working memory, attention, visual search, etc. Prior to his position at iMind Networks, Mr. Madar served as VP Strategic Alliances at 888 Holdings Public Limited Company traded on the London Stock Exchange, one of the world’s most popular online gaming entertainment companies with both PC and mobile offering for end users (B2C) as well as white label customers (B2B). Prior to his position at 888 Holdings, Mr. Madar served as a Managing Partner at POC Management Consulting, a management consulting firm consulting to leading corporations in the Israeli market, to include: financial institutes, communication companies, leading manufacturers and retailers.

Prof. Uri Polat Ph.D., Chief Scientific Officer and Director. Prof. Polat has served as our Chief Scientific Officer and as a director of InnoVision since July 2013. Prof. Polat is the director of the Visual and Clinical Neuroscience Laboratory at the Eye Research Institute at the Sheba Medical Center, Faculty of Medicine, Tel-Aviv University. He received a Ph.D. in Brain Research from the Weizmann Institute of Science, Rehovot, Israel. He was at the Smith-Kettlewell Eye Research Institute, San-Francisco, USA for several years as a Fellow and Associate Scientist. Prof. Polat was the Founder and Chief Scientific Officer of NeuroVision Inc. and developed the first FDA approved training for adult Amblyopia. Prof. Polat is a member of the Association for Research in Vision and Ophthalmology (ARVO), the Visual Sciences Society, The Israel Society for Neuroscience, and the International Brain Organization. His research and scientific publications received international recognition and are highly influential in the field of neuronal interaction, brain plasticity and perceptual learning in improving visual functions.

Ram Shaffir, Chief Technology Officer and Director. Mr. Shaffir has served as our Chief Technology Officer and as a director of InnoVision since July 2013. Mr. Shaffir previously served as Chief Executive Officer of Odysseus-Ventures, a private investment company specializing in early stage life science companies, and currently serves as a director at Stentomics, one of Odysseus Ventures’ portfolio companies. Prior to his position at Odysseus-Ventures, Mr. Shaffir founded and managed VbaTech, a specialized software house providing software architecture and development services to leading financial institutes in Israel. In additional to his extensive investment activities over the last 10 years, Mr. Shaffir consulted many of Israel’s leading insurance companies in IT issues.

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

Yuval Bar-Gil, Director. Mr. Bar-Gil has served as a director of InnoVision since December 2014. Mr. Bar-Gil was founder of AeroScout, a producer of real-time location systems for healthcare, manufacturing, mining and security, and served as its Chief Executive Officer until its acquisition by Stanley Black & Decker in 2012, following which, Mr. Bar-Gil served as an executive at Stanley Black & Decker until September 2014. Prior to founding AeroScout, Mr. Bar-Gil was a consultant at Bain & Company in London and San Francisco. At Bain & Company, he advised leveraged buyout funds on investments in a variety of industries and developed business strategies for market leaders in several high technology industries. Mr. Bar-Gil holds bachelor’s degrees with honors in Accounting and Law from Tel Aviv University in Tel Aviv, Israel and an M.B.A. from The Wharton School, University of Pennsylvania.

Code of Ethics

Our board of directors believes that it is important to encourage the highest level of corporate ethics and responsibility. Among other things, the board has adopted a written code of ethics, which applies to all of our directors, officers and employees, as well as a procedure by which employees can anonymously report any problems they may detect with respect to our financial reporting. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in our public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code of ethics, as well as other information pertaining to our committees, corporate governance and reporting with the SEC, can be found on our website at http://www.innovision-labs.com.

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

Executive Compensation

The following table sets forth the 2015 and 2014 compensation for Mr. Madar, our principal executive officer, and our two other most highly compensated executive officers, for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Nimrod Madar	2015	$179,738	$38,665	$30,791	(1)	$67,149	(2)	$316,343
President and Chief Executive Officer	2014	$176,469	$87,789	$77,204	(1)	$60,618	(3)	$402,080

Uri Polat	2015	$101,668	$-	$149,996	(1)	$-		$251,664
Chief Scientific Officer	2014	$106,664	$-	$268,760	(1)	$19,183	(4)	$394,607

Ram Shaffir	2015	$101,731	$57,995	$21,428	(1)	$-		$181,154
Chief Technology Officer	2014	$87,917	$68,018	$38,394	(1)	$24,000	(5)	$218,329

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718 for stock options granted to the executive.
(2)	Includes $29,688 in automobile expenses paid by us, including leasing costs, insurance premiums gasoline and/or repairs incurred in connection with the executive’s automobile, $23,241 in pension costs related to the executive’s retirement plan and $14,220 in contributions to our severance pay fund as required by Israeli law.
(3)	Includes $20,128 in automobile expenses paid by us, including leasing costs, insurance premiums gasoline and/or repairs incurred in connection with the executive’s automobile, $25,277 in pension costs related to the executive’s retirement plan and $15,213 in contributions to our severance pay fund as required by Israeli law.
(4)	Includes $19,183 in automobile expenses paid by us, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile.
(5)	Includes $24,000 in automobile expenses paid by us, including leasing costs, insurance premiums, gasoline and/or repairs incurred in connection with the executive’s automobile.

All officers, whether executive or non-executive, serve at the discretion of our board of directors.

We have entered into an Employment Agreement with Mr. Madar, which we refer to as the Madar Employment Agreement, a part-time Consulting Agreement with Prof. Polat, Ph.D., which we refer to as the Polat Consulting Agreement, and a Consulting Agreement with Mr. Shaffir, which we refer to as the Shaffir Consulting Agreement, and a part-time Consulting Agreement, with Cohen & Schaeffer LLP, which we refer to as the Schaeffer Consulting Agreement, pursuant to which Steve Schaeffer acts as our Chief Financial Officer. Collectively the foregoing employment and consulting agreements are referred to as the Officer Agreements. The Officer Agreements each have an initial one-year term, which term, except under the Schaeffer Consulting Agreement, shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives the other party written notice, no less than 60 days prior to the end of the then-current term, of an election not to renew the Officer Agreement. Under the Schaeffer Consulting Agreement, the term may be extended for subsequent one-year terms upon mutual agreement of the parties. Pursuant to their Officer Agreements, Prof. Polat and Messrs. Madar, Shaffir and Schaeffer will receive annual base salaries or compensation, as the case may be, of $100,000, $180,000, $50,000 and $48,000, respectively, provided, that Mr. Shaffir’s base compensation will increase to $120,000 following our consummation of a financing round in excess of $6,000,000. In addition, each of Prof. Polat and Messrs. Madar and Shaffir are entitled to an annual cash bonus of up to 25% of his base salary or compensation, as the case may be, based on corporate and personal milestones together with equity performance awards, each as determined by the compensation committee of our board of directors, which we refer to as our Compensation Committee. Upon execution of the Officer Agreements on July 30, 2013, we agreed to grant Prof. Polat and Messrs. Madar and Shaffir options to purchase 350,000, 150,000 and 50,000 shares of common stock (in each case not giving effect to the 1-for-10 reverse split of our common stock effected in March 2015, which we refer to as the Reverse Split), respectively, which were granted on February 7, 2014, at an exercise price of $1.93 per share, which options will vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. In addition we granted Messrs. Madar and Shaffir 200,000 and 300,000 shares (not giving effect to the Reverse Split), respectively, of restricted common stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant.

Prof. Polat’s and Messrs. Madar’s and Shaffir’s Officer Agreements provide that if such person voluntarily terminates his employment or consultancy, as the case may be (other than in connection with a change of control of InnoVision and certain other reasons), or we terminate his employment or consultancy, as the case may be, for “cause” (as defined in the agreement) then he will be entitled only to payment of his base salary or compensation, as the case may be, through the date of termination, and will not be entitled to any performance bonus for that year. However, if any such person terminates his Officer Agreement as the result of a material breach by us, he will be entitled to continued payment of his base salary for a period of six months following such termination, plus the value of any accrued benefits (if any), and all unvested options and shares of restricted common stock granted to him shall immediately vest and become exercisable. If we terminate any such person other than for cause or if the term expires and is not renewed by us, then, (i) in the case of Mr. Madar, he will be entitled to continued payment of his base salary or compensation, as the case may be, for a period of six months following such termination or non-renewal, and he would additionally receive the value of accrued benefits and a pro-rata portion of the current year’s performance bonus, and (ii) in the case of Prof. Polat and Mr. Shaffir, he will be entitled to receive an amount equal to his then-current base salary for a period of six months following such termination or non-renewal, and he would additionally receive the value of accrued benefits and a pro-rata portion of the current year’s performance bonus.

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

Outstanding Equity Awards as of December 31, 2015

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not yet vested (#)		Market Value of shares of stock that have not yet vested ($)(1)
Nimrod Madar	241,071	-	0.013	May 8, 2022	6,667	(2)	11,267
	76,812	-	0.013	November 20, 2022	-		-
	10,000	5,000	19.300	February 6, 2024	-		-

Uri Polat	23,450	11,550	19.300	February 6, 2024	-		-

Ram Shaffir	259,764	-	0.013	May 8, 2022	10,000	(2)	16,900
	3,350	1,650	19.300	February 6, 2024	-		-

(1)	The market value of the shares was calculated based upon the closing price of our common stock of $1.69 per share, as reported on the OTCBB on December 31, 2015.

(2)	Restricted common stock vests in substantially equal amounts on July 29, 2016.

Director Compensation

Members of our board of directors who are also officers do not receive separate compensation for their respective service on our board of directors. Awards of restricted stock or options are determined in the discretion of the Compensation Committee. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. Mr. Novik is entitled to receive annual cash compensation of $75,000 for his service as Chairman of our board of directors. On December 15, 2014, we appointed Mr. Yuval Bar-Gil to serve as a director on our board of directors. On December 15, 2014, we granted Mr. Novik 75,000 shares of common stock and we granted Mr. Bar-Gil options to purchase up to 100,000 shares of common stock, at an exercise price equal to $0.46 per share, in each case not giving effect to the Reverse Split, vesting in substantially equal monthly installments over a period of 12 months from the date of grant. Mr. Bar-Gil did not receive any other compensation for his services as director for the year ended December 31, 2015.

Director	Fees Earned or Paid in Cash ($)	Stock and Options Awards ($)(1)	Total ($)
Shai Novik	$75,000	$-	$75,000
Yuval Bar-Gil	—	$-	$-

(1)	Amount represents the aggregate grant date fair value of stock awards granted during the fiscal year ended December 31, 2015. For additional information regarding assumptions underlying the valuation of equity awards and the calculation method, please refer to Note 10 to our consolidated financial statements, which are contained in this Annual Report on Form 10-K for the year ended December 31, 2015. As of December 31, 2015, the aggregate number of outstanding stock awards and stock option awards (both exercisable and unexercisable) for the persons named in the table above (in each case giving effect to the Reverse Split) were as follows:

Name	Aggregate Number of Options Awards	Aggregate Number of Stock Awards
Shai Novik	15,000	37,500
Yuval Bar-Gil	10,000	-

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

As of March 16, 2016, the following table sets forth information regarding the beneficial ownership of our common stock by:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of our common stock that are shown as beneficially owned by them. In computing the number of shares of common stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of March 16, 2016 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the mailing address of each individual is c/o InnoVision Labs, Inc., 5 Jabotinski St., POB 12, Ramat Gan, Israel 5252006. The following information is based upon information provided to us or filed with the SEC by the persons named below.

Name and Address of	Number of Shares		Percentage of Outstanding Common Shares(1)
Directors and Named Executive Officers:
Uri Polat, Chief Scientific Officer and Director	1,622,153	(2)	26.5%
Shai Novik, Chairman of the Board	1,407,220	(3)	21.0%
Ram Shaffir, Chief Technology Officer and Director	1,157,262	(4)	18.1%
Nimrod Madar, President, Chief Executive Officer and Director	347,884	(5)	5.4%
Steve Schaeffer, Chief Financial Officer	_		*
Yuval Bar-Gil, Director	20,000	(6)	0.3%
All Executive Officers and Directors as a Group (6 Persons)	3,907,398		56.3%
Certain Beneficial Owners:
Odysseus Ventures LLP (5)	410,126		6.7%
IGWT Global Services LTD. (6)	405,790		6.6%

*	Less than 1%

(1)	6,102,449 shares issued and outstanding as of March 16, 2016.

(2)	Includes options to purchase 23,450 shares.

(3)	Includes warrants to purchase 342,466 shares, Notes to purchase 236,993 shares and options to purchase 15,000 shares. Also includes (i) 410,126 shares held by Odysseus-Ventures LLP, over which Shai Novik shares voting and investment control, and (ii) 5,625 shares owned by Mr. Novik’s spouse through her 401(k) plan. Mr. Novik disclaims beneficial ownership of all of the foregoing shares except to the extent of his pecuniary interest therein.

(4)	Includes warrants to purchase 40,000 shares and options to purchase 263,114 shares. This also includes 410,126 shares held by Odysseus-Ventures LLP, over which Ram Shaffir shares voting and investment control. Mr. Shaffir disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)	Includes options to purchase 327,883 shares.

(6)	Includes options to purchase 10,000 shares.

(7)	The address of Odysseus Ventures LLP is 28 Harakevet Street, Tel Aviv, Israel 67770. Ram Shaffir and Shai Novik have shared voting and investment control over the shares held by Odysseus Ventures LLP.

(8)	The address of IGWT Global Services LTD. is Craigmuir Chambers, P.O. Box 71, Road Town, Tortola VG1110 BVI. Kretzmer & Associates PLLC has voting and investment control over the shares held by IGWT Global Services LTD.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 about securities authorized for issuance under our 2013 Incentive Compensation Plan, which we refer to as the Plan, which was adopted by our board of directors on June 26, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	951,131	$3.07	110,283
Total	951,131	$3.07	110,283

The purpose of the Plan is to assist us and our subsidiaries in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants, who provide services to us or our subsidiaries by enabling such persons to acquire or increase a proprietary interest in us, which we believe strengthens the mutuality of interests between such persons and our stockholders. We have reserved 1,400,000 shares of common stock for issuance under the plan, of which 165,516 options have been exercised and 110,283 remain available for issuance. To the extent of a forfeiture, expiration, termination, non-issuance or cash settlement of shares of common stock subject to an award or to any award, as applicable, such shares will again be available for delivery with respect to awards under the Plan.

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

Transactions with Related Persons

On September 21, 2015, we issued and sold to investors in a private placement $1,750,000 aggregate principal amount of our 8.0% Senior Convertible Notes, which were issued together with warrants to acquire an aggregate of 1,198,631 shares of common stock at an exercise price of $2.19 per share. Our Chairman of the Board of Directors, Mr. Shai Novik, participated in the private placement on the same terms as all other investors, acquiring, for $500,000 a Note in an aggregate principal amount of $500,000 and Warrants to acquire an aggregate of 342,466 shares.

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

Director Independence

We evaluate the independence of directors and the composition of the committees of the board of directors in accordance with the rules of the NYSE MKT, notwithstanding that our common stock is not listed for trading on the NYSE MKT or any other national securities exchange. Our board utilizes the definition of “independence”, including for Audit Committee purposes, as that term is defined by the applicable NYSE MKT rules. Our board of directors analyzes whether a director is independent by evaluating, among other factors, the following:

•	whether the director has any material relationship that may impair his or her independent judgment;

•	whether the director is a current employee of InnoVision or our subsidiaries or was an employee of InnoVision or our subsidiaries within the three years preceding the determination date;

•	whether the director accepted or has an immediate family member who accepted any compensation from InnoVision or our subsidiaries within the three years preceding the determination of independence, other than (a) compensation for board or board committee service, (b) compensation paid to an immediate family member who is our employee (other than an executive officer), (c) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or (d) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	whether the director is, or has an immediate family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments exceeding certain amounts in any of our most recent three fiscal years;

•	whether the director is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers serve on the compensation committee of such other entity; and

•	whether the director is, or has an immediate family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

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

Our independent auditor for the year ended December 31, 2015 was the firm of Yarel + Partners CPA (ISR). The following table sets forth fees billed to us by Yarel + Partners CPA (ISR) for the fiscal years ended December 31, 2015 and 2014 for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (b) services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as “audit fees;” (c) services rendered in connection with tax compliance, tax advice and tax planning; and (d) all other fees for services rendered.

	Year Ended December 31,
	2015	2014
Audit Fees	$50,000	$50,000
Audit Related Fees	—	—
Tax Fees (1)	$2,500	$2,500
All Other Fees	—	—

(1)	Tax fees pre-approved by the Audit Committee relate to preparation of the Company’s Israeli subsidiary’s annual tax report.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. The Audit Committee approved all of the fees paid to Yarel + Partners CPA (ISR) for the years ended December 31, 2015 and 2014.

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

The following documents are filed as part of this Annual Report on Form 10-K:

1.             Financial Statements.    The following Consolidated Financial Statements of InnoVision Labs, Inc. are included in Item 8 of this Annual Report on Form 10-K:

2.             Financial Statement Schedule.    The information required by this item is included in the consolidated financial statements contained in this Annual Report on Form 10-K.

3.             Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of June 26, 2013, by and among Autovative Products, Inc., Ucansi Acquisition Corp. and Ucansi Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.3	Spin-Off Agreement, dated as of May 23, 2013, by and between Autovative Products, Inc. and David Funderburk, filed as Exhibit 2.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of GlassesOff Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of GlassesOff Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.3	Certificate of Change of GlassesOff Inc., effective March 30, 2015, filed as Exhibit 3.3 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2015 and incorporated herein by reference

3.4	Certificate of Amendment of GlassesOff Inc., effective December 29, 2015, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 5, 2016 and incorporated herein by reference.

4.1	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.3	Form of 8.0% Senior Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

4.4	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

10.1	License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2+	Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

Exhibit	Description

10.5+	Consulting Agreement, dated July 30, 2013, by and between GlassesOff Inc. and Cohen & Schaeffer P.C., filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	Form of Option Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2015 and incorporated herein by reference.

10.8+	Form of Restricted Stock Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2015 and incorporated herein by reference.

10.9	Stock Purchase and Registration Rights Agreement, dated May 16, 2014, by and among GlassesOff Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2014 and incorporated herein by reference.

10.10	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff Inc. and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference.

10.11	Securities Purchase and Registration Rights Agreement, dated September 17, 2015, by and among GlassesOff Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

21*	Subsidiaries of InnoVision Labs, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Compensation plan or arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

InnoVision Labs, Inc.

	By:	/s/ Nimrod Madar
Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 25, 2016

	By:	/s/ Steve Schaeffer
Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nimrod Madar	President, Chief Executive Officer and Director	March 25, 2016
Nimrod Madar	(Principal Executive Officer)

/s/ Steve Schaeffer	Chief Financial Officer	March 25, 2016
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shai Novik	Chairman of the Board	March 25, 2016
Shai Novik

/s/ Uri Polat	Chief Scientific Officer and Director	March 25, 2016
Uri Polat

/s/ Ram Shaffir	Chief Technology Officer and Director	March 25, 2016
Ram Shaffir

/s/ Yuval Bar-Gil	Director	March 25, 2016
Yuval Bar-Gil

INNOVISION LABS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014

AND THE TWO YEARS ENDED DECEMBER 31, 2015

INNOVISION LABS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014

AND THE TWO YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InnoVision Labs, Inc.

We have audited the accompanying consolidated balance sheets of InnoVision Labs, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and its ability to continue to operate as a going concern is dependent upon additional financial support. These conditions and others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Yarel + Partners

Yarel + Partners

Tel-Aviv, Israel

March 23, 2016

INNOVISION LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS (Except shares and par value amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$630	$2,570
Trade receivables and deferred income	43	18
Accounts receivable and prepaid expenses	347	120
Total Current Assets	1,020	2,708
Long Term Assets:
Property and equipment, net	110	142
Intangible assets, net	320	455
Long term prepaid expenses	14	16
Restricted cash	65	64
Total Long Term Assets	509	677
Total Assets	$1,529	$3,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$219	$105
Related parties payable	171	316
Accrued expenses and other liabilities	455	427
Total Current Liabilities	845	848
Long Term Liabilities:
Convertible notes payable, net of discount of $1,602	237	-
Related parties payable	243	-
Commitments and Contingent liabilities	-	-
Total Long Term Liabilities	480	-
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized at December 31, 2015 and 2014, respectively; no shares issued or outstanding.	-	-
Stock capital - Common shares of $0.001 par value per share 40,000,000 and 20,000,000 shares of common stock authorized at December 31, 2015 and 2014, respectively; 6,032,449 and 5,834,833 shares issued and outstanding at December 31, 2015 and 2014, respectively	6	6
Additional paid-in capital	21,773	19,438
Accumulated deficit	(21,575)	(16,907)
Total Stockholders’ Equity	204	2,537
Total Liabilities and Stockholders’ Equity	$1,529	$3,385

The accompanying notes are an integral part of the consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS (Except shares and per share amounts)

	Year ended December 31,
	2015	2014

Revenues	$280	$110
Cost of sales	(285)	(111)

Gross loss	(5)	(1)

Operating expenses:
Research and development	(2,204)	(1,818)
Sales and marketing	(1,064)	(1,109)
General and administrative	(1,164)	(2,552)

Total operating expenses	(4,432)	(5,479)
Operating (loss)	(4,437)	(5,480)
Financial income (expenses), net	(231)	20

Net (loss)	$(4,668)	$(5,460)

( Loss) per share (basic & diluted)	$(0.79)	$(0.98)

Weighted average number of shares outstanding	5,874,868	5,562,891

The accompanying notes are an integral part of the consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

IN THOUSANDS (Except number of shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total stockholders’ equity

Balance as of December 31, 2013	5,328,859	$5	$12,579	$(11,447)	$1,137

Issuance of common stock and warrants, net of $40 issuance expenses	400,000	*	4,960	-	4,960

Vested portion of restricted shares granted in 2014	52,869	*	409	-	409

Vested portion of restricted shares granted in previous years	-	-	282	-	282

Stock-based compensation on options	-	-	1,018	-	1,018

Issuance of common stock-commitment fee	10,331	*	150	-	150

Exercise of options	37,901	*	-		*

Issuance of common stock to investor	4,873	*	40	-	40

Net (loss)	-	-	-	(5,460)	(5,460)

Balance as of December 31, 2014	5,834,833	$6	$19,438	$(16,907)	$2,537

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

IN THOUSANDS (Except number of shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total stockholders’ equity

Balance as of December 31, 2014	5,834,833	$6	$19,438	$(16,907)	$2,537

Vested portion of restricted shares granted in 2015	70,000	*	96	-	96

Vested portion of restricted shares granted in previous years	-	-	124	-	124

Stock-based compensation on options	-	-	327	-	327

Exercise of options	127,616	*	1	-	1

Debt discount on convertible debt allocated to warrants, net of $8 issuance expenses	-	-	1,127	-	1,127

Debt discount on convertible debt allocated to beneficial conversion feature, net of $5 issuance expenses	-	-	660	-	660

Net (loss)	-	-	-	(4,668)	(4,668)

Balance as of December 31, 2015	6,032,449	$6	$21,773	$(21,575)	$204

* - Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net (loss)	$(4,668)	$(5,460)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	36	26
Amortization of intangible assets	188	73
Amortization of debt discounts and debt issuance costs	198	-
Accrued interest on convertible notes payable	39	-
Stock based compensation related to employees and nonemployees	541	1,571
Issuance of common stock in satisfaction of SEDA commitments fees	-	150
Changes in assets and liabilities:
(Increase) in accounts receivables	(25)	(18)
Decrease (increase) in receivables and prepaid expenses	(225)	37
Increase in trade payables	114	11
(Decrease) increase in related parties payable	98	(34)
Long term deposit exchange rate differences	(1)	3
Increase in accrued expenses and other liabilities	28	172
Net cash (used in) operating activities	(3,677)	(3,469)

Cash flows from investing activities
Purchase of property and equipment	(4)	(98)
Intangible asset	(47)	(390)
Net cash (used in) investing activities	(51)	(488)

Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants, net of issuance costs	1,787	-
Proceeds from options exercise	1	-
Proceeds from issuance of common stock and warrants, net	-	5,001
Net cash provided by financing activities	1,788	5,001

Increase (decrease) in cash and cash equivalents	(1,940)	1,044
Cash and cash equivalents at the beginning of the year	2,570	1,526
Cash and cash equivalents at the end of the year	$630	$2,570

The accompanying notes are an integral part of the consolidated financial statements.

 6

INNOVISION LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

IN THOUSANDS (Except number of warrants and shares)

	Year ended December 31,
	2015	2014
Non cash transactions:
Capitalization of stock based compensation to intangible assets	6	$138

Additional information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the consolidated financial statement

INNOVISION LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS

NOTE 1:-	GENERAL

InnoVision Labs, Inc. (the “Company”), was incorporated on December 8, 2004 under the laws of the State of Nevada. On December 29, 2015 the Company changed its name from GlassesOff Inc. to InnoVision Labs, Inc.

The Company is a visual neuroscience software technology company, utilizing patented technology to develop and commercialize consumer-oriented software applications for improving, through exercise, vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. The Company delivers its scientific products through a game-like experience based on mobile applications (“apps”). Currently, the Company focuses significant time and resources on development of its new app, which is based on sports themes, including basketball and baseball, with a go-to-market strategy of partnering with known athletes as “brand partners”. The Company also plans to re-launch its existing GlassesOff app under a new dynamic game-like technology. The Company conducts its development efforts through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd.

The Company devotes most of its efforts toward research and development activities. The Company commenced marketing activities in 2014. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is still devoting efforts to development activities, such as raising capital and recruiting and training personnel. The Company’s deficit accumulated during the development stage aggregated $21,575 through December 31, 2015. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. Costs incurred in connection with patent applications where there is no uncertainty with respect to the future economic benefits of the asset or that an alternate future use is available to the Company, are capitalized and amortized over the expected life of the patent. All other costs associated with patents for product candidates under development are expensed as incurred. As of December 31, 2015, the Company had capitalized patent costs in the amount of $7.

INNOVISION LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Financial statements in U.S. dollars:

The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of Eyekon E.R.D. Ltd.’s operations are currently conducted in Israel and most of the Israeli expenses are currently paid in new Israeli shekels ("NIS"); however, the subsidiary's operations do not generate any positive cash flow to cover its expenses and is not able to exist without the parent company's funding. Therefore the currency used for operating activities, financing and investing activities, including loans and equity transactions, is the U.S. dollar. Accordingly, the functional and reporting currency of the Company is the U.S. dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

d.	Revenue recognition:

Revenues are derived from subscription fees for access to and use of the Company's on-demand application services. The Company delivers its products through cloud-based client-server architecture to mobile devices, currently implemented on the Apple iOS platform (iPhone, iPod, iPad) and Android platform. Under such subscription arrangements, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services is recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

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

Research and development, or R&D, costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants and contractors, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

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

INNOVISION LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

h.	Cash and cash equivalents:

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

i.	Restricted cash:

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a line of credit on credit cards to assure future credit availability and for a bank guarantee to secure the Company's office lease agreement. Restricted cash is classified as either short or long term according to the restriction terms.

j.	Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2015 and 2014, the Company has not accrued an allowance for uncollectible accounts.

k.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

The annual depreciation rates are as follows:	%
Office furniture and equipment	7 - 15
Laboratory equipment	15 - 31
Computers and electronic equipment	33
Leasehold improvements	10

l.	Long lived assets:

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

m.	Intangible assets, net:

Software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products and significant enhancement in the products afterwards are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. The capitalized costs with a finite life are amortized using the straight-line method over the estimated useful life of the assets. The amortization period is three years for software and technology related assets. Intangible assets with a finite life are tested for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

INNOVISION LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

n.	Accounting for stock-based compensation:

ASC 718 - “Compensation-stock Compensation”- (“ASC 718”) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option Pricing Model ("OPM"). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company estimates the fair value of stock options granted using the Black-Scholes Merton OPM. The OPM requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. For options with an expected term longer than the period for which the Company has quoted stock prices, expected volatility is calculated on the basis of a combination of comparable companies and the Company's historical share price. For options with a short expected term, expected volatility is calculated on the basis of the Company's historical share price. The expected term represents management's estimation of the period of time such options are expected to be outstanding.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees, which requires the fair value of the nonemployee award to be remeasured as the award vests. For employee stock-based awards with only service conditions, the Company recognize compensation on a straight line basis over the requisite service period, which is usually the vesting period of the award.

The fair value of options was estimated using the Black-Scholes Merton OPM with the following assumptions:

	Year ended December 31, 2015	Year ended December 31, 2014

Risk free interest rate	0.270% - 1.760%	0.001% - 0.670%
Dividend yield	0%	0%
Volatility factor	0.902 - 1.408	0.833 - 1.004
Expected life of the options	1 – 5 years	1 - 3 years

o.	Severance pay:

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

p.	Income taxes:

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

q.	Financial risk management:

The Company's activities potentially expose it to a variety of financial risks: market risk (including foreign exchange risk and cash flow) and liquidity risk. The Company's overall risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company's financial performance.

INNOVISION LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

The board of directors provides oversight of the overall risk management of the Company. The Company did not make use of derivative financial instruments during the current and preceding financial periods.

(a)   Market risk

(i) Foreign exchange risk

The Company operates internationally and is exposed to foreign exchange risk arising from financial instruments that are denominated in a currency other than the functional currency of the Company. The table below shows the Company's sensitivity to foreign exchange rates on its NIS and euro (EUR) financial instruments. These two currencies are the significant non-functional currencies in which the Company’s financial instruments are denominated. The Company has considered movements in these currencies over the last two years and has concluded that a 5% movement in rates is a reasonable benchmark. Foreign exchange sensitivity for Company assets and liabilities other than financial instruments is not included and translation related risk is not taken into account.

At December 31, 2015, if the currencies had strengthened by 5% against the U.S. dollar with all other variables held constant, the impact on net loss for the year would have been as follows:

Currency	Increase/(Decrease) on Loss
5% appreciation of NIS	$(5)
5% appreciation of EUR	$1

If the currencies depreciated by 5% against the U.S. dollar, the impact on loss for the year would result in an equal and opposite effect.

(ii) Cash flow and fair value interest rate risk

The Company’s interest-bearing financial instruments are primarily comprised of money market investments and bank deposits. Interest rates on money market investments and bank deposits are minimal. Consequently, management considers the potential impact on profit or loss of a defined interest rate shift that is reasonably possible at the end of the reporting period to be immaterial.

(b) Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in major banks in Israel and in the U.S. Such deposits in Israel and the U.S. are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk, such as foreign exchange contracts or any other hedging arrangements.

(c)  Liquidity risk

The Company is exposed to liquidity risk in relation to meeting future obligations associated within its financial liabilities and commitments. Financial liabilities comprise amounts owed to holders of the Company’s outstanding 8.0% Senior Convertible Notes due 2018 (the “Notes”), trade and other payables. Liquidity risk is monitored at a Company level by ensuring that sufficient funds are available.

r.	8.0% Senior Convertible Notes:

Beneficial conversion feature:

The Company applied ASC Topic 470-20, "Debt - Debt with Conversion and Other Options" which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios.

INNOVISION LABS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

The beneficial conversion feature has been calculated by allocating the proceeds received in financing transactions to the convertible instrument and to any detachable warrants included in the transaction, and by measuring the intrinsic value of the convertible instrument based on the effective conversion price as a result of the allocated proceeds.

The fair value of the warrant was determined using the Black-Scholes option-pricing model under the assumptions that described in Note 6.

The amount of the beneficial conversion feature with respect to the Notes was recorded as a discount on the Notes with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the Notes is amortized as interest expenses over the term of the Notes.

Issuance costs on the Notes:

Costs incurred in respect of obtaining financing through issuance of the Notes were reported as a direct deduction from the face amount of the note and that amortization of debt issue costs was reported as interest expense.

s.	Fair value measurements:

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$630	$630	$-	$-
Restricted cash	65	65	-	-
Total assets at fair value, net	$695	$695	$-	$-

	Fair Value Measurements at December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,570	$2,570	$-	$-
Restricted cash	64	64	-	-
Total assets at fair value, net	$2,634	$2,634	$-	$-

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

t.	(Loss) per share:

Basic and Diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding convertible notes, restricted stock, options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), related to outstanding convertible notes, restricted stock, options and warrants excluded from the calculations of diluted loss per share were 2,089,696 and 2,053,128 for the years ended December 31, 2015 and 2014, respectively.

u.	Impact of recently issued accounting standards:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (FASB ASU 2015-17). FASB ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. This ASU is not expected to have an impact on our financial statements or disclosures.

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

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2015	2014

Israeli government authorities	$50	$60
Prepaid expenses and other	297	60
	$347	$120

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2015	2014
Cost:
Office furniture and equipment	$42	$42
Computers and electronic equipment	122	118
Laboratory equipment	35	35
Leasehold improvements	67	67
	266	262
Accumulated depreciation:
Office furniture and equipment	16	11
Computers and electronic equipment	92	70
Laboratory equipment	30	27
Leasehold improvements	18	12
	156	120
Depreciated cost	$110	$142

Depreciation expenses for the years ended December 31, 2015 and 2014 were $36 and $26, respectively.

NOTE 5:-	INTANGIBLE ASSETS, NET

The Company’s intangible assets are associated with the capitalization of the costs of producing product masters incurred subsequent to establishing technological feasibility of GlassesOff app. These costs include coding, testing and product design

The Company has included amortization expenses of the intangible assets directly attributable to revenue-generating activities in cost of revenues. Amortization expenses with respect to these intangible assets for the year ended December 31, 2015 and 2014 were $188 and $73, respectively.

Data with respect to Company’s intangible assets associated with its products are as follows:

	December 31,	December 31,
	2015	2014
Gross Carrying Value	$581	$528
Less: Accumulated Amortization	(261)	(73)
Net Carrying Value	$320	$455

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 6 –	CONVERTIBLE NOTES PAYABLE

On September 21, 2015, the Company issued and sold to investors in a private placement (the “Private Placement”) $1,750 aggregate principal amount of the Company’s 8.0% Senior Convertible Notes (the “Notes”), which were issued together with warrants (“Warrants”) to acquire an aggregate of 1,198,631 shares of Common Stock at an exercise price of $2.19 per share. The Company’s Chairman of the Board of Directors, Mr. Shai Novik, participated in the Private Placement on the same terms as all other investors, acquiring a Note in an aggregate principal amount of $500 and Warrants to acquire an aggregate of 342,466 shares of Common Stock. Refer to Note 9.

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

The Notes will convert automatically if (i) at any time prior to the maturity date the closing price of the Common Stock exceeds 500% of the conversion price for any 90 days in any 120 consecutive trading-day period or (ii) the Company consummates a new round of financing providing gross cash proceeds to the Company (before deduction of any underwriters’ or placement agents’ discounts or commissions) of not less than $2.5 million, in which case holders of Notes may either convert their respective Notes into Conversion Shares, as described above, or they may elect to convert their respective Notes into such round of financing.

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

The Warrants are exercisable for shares of Common Stock (the “Warrant Shares”) at any time during the five-year period following the date of issuance. Any Warrant exercise effected during the first year following issuance must be in cash, following which period, if a registration statement covering the Warrant Shares has not been filed with and declared effective by the U.S. Securities and Exchange Commission, then a holder of a Warrant may exercise such Warrant through a cashless exercise. The number of Warrant Shares underlying the outstanding Warrants is subject to adjustment for stock splits, recapitalizations, reorganizations and certain fundamental transactions involving the Company, as set forth in the Warrant.

The Company accounted for the issuance of the Notes in accordance with ASC 470-20. The proceeds from the Notes were assigned between the warrants and convertible debt. Additionally, the instruments were evaluated for consideration of any beneficial conversion features. It was concluded that a beneficial conversion feature existed for the convertible debt since the effective conversion price is less than the fair value of the issuer’s capital stock. As a result, the gross proceeds of $1,750 including the transaction cost of $13, from the sale of the Note were recorded net of debt discount of $1,105 due to relative fair value of warrants and of $645 due to beneficial conversion feature. In addition the Company paid transaction costs of $13, of which $5 was allocated to the convertible debt and $8 to the Warrants. The warrant and beneficial conversion feature was recorded as additional paid in capital. The debt discount is being amortized to interest expenses over the life of the Notes using the straight line method.

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 6 –	CONVERTIBLE NOTES PAYABLE (continued)

The fair value of the Warrants at issuance date was estimated using the Black-Scholes OPM using the following assumptions:

Weighted average risk-free interest rate	1.54%
Weighted average expected life of grants in years	5.0
Weighted average expected volatility of underlying stock	1.12
Dividends	0.00

The fair value of the Notes at issuance date was estimated by the Company’s management by evaluating the present value of the monetary sum at various next round and liquidation scenarios.

On October 19, 2015, the Company issued and sold an additional $50 aggregate principal amount of the Notes, which were issued together with Warrants to acquire an aggregate of 34,247 shares of Common Stock at an exercise price of $2.19 per share. These Note and Warrants were issued under the same terms and conditions as those issued on September 21, 2015. The Notes were recorded net of a debt discount of $30 due to relative fair value of warrants and net of $20 due to a beneficial conversion feature. The Warrant and beneficial conversion feature were recorded as additional paid in capital. The debt discount is being amortized to an interest expense over the life of the Notes using the straight line method.

The fair value of the Warrants at issuance date was estimated using the Black-Scholes OPM using the following assumptions:

Weighted average risk-free interest rate	1.35%
Weighted average expected life of grants in years	4.9
Weighted average expected volatility of underlying stock	1.11
Dividends	0

The fair value of the Notes at issuance date was estimated by the Company’s management by evaluating the present value of the monetary sum at various next round and liquidation scenarios.

Amortization expenses recorded as interest expense of debt discount and issuance costs for the years ended December 31, 2015 and 2014, were $198 and $0, respectively. The unamortized debt discount balances at December 31, 2015 and 2014 were $1,602 and $0.

For the years ended December 31, 2015 and 2014 the Company recorded accrued interest at 8.00% per annum of $39 and $0, respectively.

December 31,
2015
Face amount of the Note	$1,800
Issuance costs	(13)
Discount of Warrants and BCF, net of issuance costs	(1,787)
Amortization of debt discount and issuance costs	198
Interest accrued during the period	39
$237

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 7:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2015	2014
Employees and payroll accruals	$233	$273
Accrued expenses and other	178	133
Deferred revenues	44	21
	$455	$427

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	In July 2011, the Company entered into a license agreement with RevitalVision LLC, a Kansas Limited Liability Company, which is the owner of several patents in the area of perceptual learning systems and methods. Pursuant to the license agreement, RevitalVision LLC granted the Company a non-exclusive license to certain patents. RevitalVision LLC recently sold its license to Talshir Medical Technologies Ltd. Under the license agreement, the Company has the right to sub-license the licensed patents. The license agreement terminates when the last of the patents licensed to the Company expires, unless terminated earlier.

Under the license agreement, the Company is required to pay quarterly royalty payments from net sales: (i) up to yearly net sales of $3,000, fees of 5.5% of net sales and (ii) for yearly net sales in excess of $3,000, fees of 4.5% from such net sales.

Royalty payments for the years ended December 31, 2015 and 2014 were $12 and $4, respectively.

b.	Operating leases:

Eyekon E.R.D. Ltd. rents its offices under a lease with a term that commenced December 15, 2013 and expires August 31, 2016. Eyekon E.R.D. Ltd. additionally leases a vehicle under a lease that commenced August 2, 2014 and expires in July, 2017.

Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2015, were as follows:

Year ended December 31,
2016	$74
2017	11
Total	$85

Rent expenses for the years ended December 31, 2015 and 2014 were $69 and $78, respectively.

Car lease expenses for the years ended December 31, 2015 and 2014 were $16 and $18, respectively.

NOTE 9:-	RELATED PARTIES

a.	In 2013 the Company entered into: (i) an Employment Agreement with Mr. Madar, the Company's President, Chief Executive Officer and Director. (ii) a part-time Consulting Agreement with Prof. Polat, Ph.D. – the Company's Chief Scientific Officer and Director. (iii) a Consulting Agreement with Mr. Shaffir, - the Company's Chief Technology Officer and Director, and together the “Officer Agreements”. The Officer Agreements each have an initial one-year term, which term shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives the other party written notice of an election not to renew the Officer Agreement. Pursuant to their Officer Agreements, Dr. Polat and Messrs. Madar and Shaffir will receive annual base salaries or compensation, as the case may be, of $100, $180 and $50, respectively, provided, that Mr. Shaffir’s base compensation will increase to $120 following the Company’s consummation of a financing round in excess of $6,000. In addition, each of the officers are entitled to an annual cash bonus of up to 25% of his base salary or compensation, as the case may be, based on corporate and personal milestones together with equity performance awards, each as determined by the compensation committee of the Board of Directors of the Company.

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 9:-	RELATED PARTIES (continued)

Upon execution of the Officer Agreements, the Company agreed to grant Prof. Polat and Messrs. Madar and Shaffir options to purchase 35,000, 15,000 and 5,000 shares of Common Stock valued at $491, $141 and $70, respectively, which options would vest in substantially equal amounts on the first, second and third anniversaries of the date of grant. The options were granted on February 7, 2014.

In addition, the Company granted Messrs. Madar and Shaffir on July 30, 2013, 20,000 and 30,000 shares valued at $187 and $280, respectively, of restricted Common Stock, vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant. The Officer Agreements provide that if any of the officers voluntarily terminates his employment or consultancy, as the case may be (other than in connection with a change of control of the Company and certain other reasons), or the Company terminates his employment or consultancy, as the case may be, for “cause” (as defined in the agreement) then he will be entitled only to payment of his base salary or compensation, as the case may be, through the date of termination, and will not be entitled to any performance bonus for that year.

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

b.	On July 29, 2013 the Company granted Mr. Shai Novik, the Company’s Chairman of the Board, 30,000 shares of restricted Common Stock valued at $280, which vested in substantially equal monthly installments over a period of 12 months from the date of grant. On February 7, 2014 the Board granted Mr. Novik options to purchase up to 15,000 shares of Common Stock valued at $210 at an exercise price equal to $19.30 per share, vesting in substantially equal monthly installments over a period of 12 months from the date of grant.

c.	On December 15, 2014, the Company appointed Mr. Yuval Bar-Gil to serve as a director. Upon his appointment, the Board granted Mr. Bar-Gil options to purchase up to 10,000 shares of Common Stock valued at $22, at an exercise price equal to $4.60 per share, vesting in substantially equal monthly installments over a period of 12 months from the date of grant.

d.	On December 15, 2014, Mr. Sasson Darwish, Vice Chairman of the Board, resigned from the Board with immediate effect. In connection with Mr. Darwish’s departure, the Company agreed to accelerate the vesting of his outstanding options to purchase up to 35,000 shares of Common Stock valued at $329 at an exercise price of $19.30 so that all of such options became fully vested as of December 15, 2014. The Company did not record any additional value relating with the acceleration of the options. In addition, in consideration for Mr. Darwish’s service as the Vice Chairman of the Board, the Company granted Mr. Darwish 22,300 shares of Common Stock valued at $103.

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 9:-	RELATED PARTIES (continued)

e.	On December 15, 2014, the Board granted each of Mr. Shai Novik, the Company’s Chairman of the Board, and Mr. Ram Shaffir, the Company’s Chief Technology Officer and a director, 7,500 shares of Common Stock valued each at $35.

f.	On May 16, 2014, the Company consummated a private placement of 400,000 shares of Common Stock for a purchase price in cash of $12.5 per share. Mr. Shai Novik and Mr. Sasson Darwish, each participated in this private placement on the same terms as the other investors in the private placement, and purchased 33,500 shares of Common Stock for a total of $419 and 16,000 shares of Common Stock for a total of $200, respectively.

g.	On September 21, 2015, the Company issued $1,750 aggregate principal amount of the Notes, together with the related Warrants, in the Private Placement. Refer to Note 6. Mr. Shai Novik, participated in the Private Placement on the same terms as all other investors, acquiring, for $500, a Note in an aggregate principal amount of $500 and Warrants to acquire an aggregate of 342,466 shares of Common Stock.

h.	The following transactions were carried out with related parties:

	2015	2014
Income statements:
Officers remuneration for employment and consulting	$450	$475
Stock based compensation to officers	$299	$540

Directors’ who are not officers compensation	$75	$61
Stock based compensation to directors’ who are not officers	$39	$817

Balances with related parties:
Related party payables to officers for employment and consulting	$305	$285
Related party payables to directors	109	31
	$414	$316

NOTE 10:-	STOCKHOLDERS’ EQUITY

a.	Common Stock confers upon its holders the right to participate and vote in general stockholders’ meetings, to share in the distribution of dividends if declared by the Company and the right to receive assets of the Company upon its liquidation.

As of December 31, 2014 and 2015, all outstanding share capital consisted of Common Stock.

b.	On May 16, 2014, the Company entered into a stock purchase and registration rights agreement, pursuant to which the Company issued and sold in a private placement an aggregate of 400,000 shares of Common Stock at a purchase price of $12.5 per share. The private placement provided $5,000 of gross proceeds, and issuance expenses amounted to $40.

c.	During the year ended December 31, 2014 the Company issued 37,901 shares of Common Stock in connection with exercise of 37,901 stock options at an exercise price of $0.013 per share.

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 10:-	STOCKHOLDERS’ EQUITY (continued)

d.	On July 1, 2014, the Company entered into a Standby Equity Distribution Agreement, which is referred to as the SEDA, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which the Company may issue and sell to the Investor from time to time as provided in the SEDA, and the Investor has agreed to purchase, up to $15,000 of Common Stock.

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

As a part of a commitment fee payable to the Investor, in July 2014, the Company issued to the Investor’s designee an aggregate of 10,331 shares of Common Stock valued at $150.

On August 1, 2014, in connection with the SEDA, the Company registered for resale an aggregate of 500,000 shares of Common Stock.

On October 30, 2014 the Company issued and sold 4,873 shares of Common Stock to the Investor pursuant to the SEDA for proceeds of $40.

e.	On March 30, 2015, the Company effected a 1-for-10 reverse split of its authorized and issued and outstanding shares of Common Stock (the “Reverse Split”). Following the Reverse Split, the number of shares of the Company’s issued and outstanding Common Stock was reduced from approximately 58.4 million shares to approximately 5.8 million shares. Additionally, proportional adjustments were made to its authorized shares of Common Stock and its outstanding options and warrants. Any fractional shares resulting from the Reverse Split were rounded up to the next whole share.

f.	During the year ended December 31, 2015 the Company issued 127,616 shares of Common Stock in connection with exercise of 127,616 stock options at an exercise price of $0.013 per share.

g.	On December 29, 2015, the Company increased the number of its authorized shares of Common Stock from 20,000,000 to 40,000,000.

h.	Restricted Shares

In 2013 the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”). An aggregate of 1,400,000 shares of Common Stock were authorized for issuance under the Equity Incentive Plan as of December 31, 2015.

During the year ended December 31, 2014, the Company granted 10,569 shares of restricted Common Stock to consultants, valued at $180, which vested immediately. In addition, the Company granted an aggregate of 5,000 shares of restricted Common Stock to two employees, valued at $57, of which 500 vested immediately and 4,500 are vesting in substantially equal amounts on the first, second and third anniversaries of the date of grant and 37,300 shares of restricted Common Stock to directors, see note 8.

During the year ended December 31, 2015 the Company granted 30,000 shares of restricted Common Stock to a consultant, valued at $75, which vested immediately, and 40,000 shares of restricted Common Stock to two employees, valued at $66, of which 30,000 are vesting in substantially equal amounts on the first, second and third anniversaries from the date of grant and 10,000 are vesting in substantially equal amounts on the first, second and third anniversaries from the date of beginning of an employee employment, which represents a weighted average period of 1.56 years from the date of grant.

The Company accounts for employees’ and directors’ restricted stock compensation in accordance with ASC 718, "Share-Based Payment" and for nonemployees' restricted stock compensation in accordance with ASC 505-50, “Equity Based Payments to Non Employees”.

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 10:-	STOCKHOLDERS’ EQUITY (continued)

The total restricted stock compensation expenses in 2015 and 2014 were $220 and $631, respectively. Total unrecognized estimated compensation cost related to non-vested restricted stock granted through 2015 was $87, which is expected to be recognized over a weighted average period of 1.18 year.

Total restricted shares compensation costs recognized in 2015 and 2014 were as follows:

	Year ended December 31,
	2015	2014
Research and development	$76	$48
General and administrative	89	531
Sales and marketing	55	52
	$220	$631

i.	Stock options

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

j.	Employees stock options:

Following is a summary of the changes of the stock options granted to employees during 2015 and 2014:

	December 31, 2015
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	639,688	$4.32
Granted	82,400	$2.59
Exercised	(127,616)	$0.01
Forfeited	(19,286)	$14.43
Outstanding at the end of the year	575,186	$4.69

Options exercisable	449,836	$3.42

	December 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	510,173	$0.01
Granted	154,300	$18.30
Exercised	(6,022)	$0.01
Forfeited	(18,763)	$3.47
Outstanding at the end of the year	639,688	$4.32

Options exercisable	522,199	$1.77

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 10:-	STOCKHOLDERS’ EQUITY (continued)

Weighted average fair value of options granted during 2015 was $1.61.

Following is a summary of changes in nonvested shares granted to employees during 2015 and 2014:

	December 31, 2015
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	117,487	$9.68
Granted	82,400	$1.61
Vested	(58,651)	$7.66
Forfeited	(15,886)	$6.98
Balance at the end of the year	125,350	$5.66

	December 31, 2014
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	26,246	$2.90
Granted	154,300	$10.37
Vested	(44,296)	$11.44
Forfeited	(18,763)	$1.71
Balance at the end of the year	117,487	$9.68

The total unrecognized estimated compensation cost related to non-vested employees' stock options granted until December 31, 2015 was $155 which is expected to be recognized over a weighted average period of 1.1 years.

Compensation costs charged to operations for 2015 and 2014 amounted to $313 and $1,015, respectively.

Cash received upon exercise under the Equity Incentive Plans during 2015 and 2014 was $2 and $0.

The options outstanding as of December 31, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)
$0.01	360,386	6.41
$19.30	126,500	8.11
$18.60	1,000	8.44
$4.60	10,000	8.96
$5.10	17,300	9.07
$1.66	60,000	9.59
	575,186

The total aggregate intrinsic value of options to employees outstanding at December 31, 2015 was $ 606.

The options exercisable as of December 31, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Exercisable	Average Remaining Contractual Life (years)
$0.01	360,386	6.41
$19.30	76,140	8.11
$18.60	340	8.44
$4.60	10,000	8.96
$5.10	2,970	9.07
	449,836

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 10:-	STOCKHOLDERS’ EQUITY (continued)

The total aggregate intrinsic value of options to employees exercisable at December 31, 2015 was $ 604.

k.	Options to nonemployees:

Following is a summary of the changes of the stock options granted to nonemployees during 2015 and 2014:

	December 31, 2015
	Number of Options	Exercise Price
Outstanding at the beginning of the year	360,549	$0.43
Granted	15,600	$4.66
Forfeited	(200)	$18.60
Outstanding at the end of the year	375,949	$0.60

Options exercisable	362,919	$0.43

	December 31, 2014
	Number of Options	Exercise Price
Outstanding at the beginning of the year	391,828	$0.37
Granted	600	$18.60
Exercised	(31,879)	$0.01
Outstanding at the end of the year	360,549	$0.43

Options exercisable	359,949	$0.40

Weighted average fair value of options granted during 2015 was $0.79.

Following is a summary of changes in nonvested options to nonemployees during 2015 and 2014:

	December 31, 2015
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	600	$0.68
Granted	15,600	$0.79
Vested	(3,038)	$0.36
Forfeited	(132)	$0.75
Balance at the end of the year	13,030	$0.89

	December 31, 2014
	Number of Options	Weighted Average Fair Value
Balance at the beginning of the year	14,403	$5.75
Granted	600	$0.68
Vested	(14,403)	$5.75
Balance at the end of the year	600	$0.68

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 10:-	STOCKHOLDERS’ EQUITY (continued)

The options outstanding as of December 31, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)
$0.01	302,339	6.12
$2.44	57,610	4.48
$18.60	400	8.44
$5.10	13,600	9.07
$1.66	2,000	9.59
	375,949

The total aggregate intrinsic value of options to non-employees outstanding at December 31, 2015 was $507.

The options exercisable as of December 31, 2015 have been separated by exercise prices, as follows:

Exercise Price	# of Options Exercisable	Average Remaining Contractual Life (years)
$0.01	302,339	6.12
$2.44	57,610	4.48
$18.60	136	8.44
$5.10	1,500	9.07
$1.66	1,334	9.59
	362,919

The total aggregate intrinsic value of options to non-employees exercisable at December 31, 2015 was $507.

The Company accounted for these grants under the fair value method of ASC 505-50. Compensation (income) costs charged to operations for 2015 and 2014 amounted to $8 and $(75) respectively. Cash received upon exercise under the Equity Incentive Plans during 2015 and 2014 was $0 and $1. The total unrecognized estimated compensation cost related to nonvested stock options granted to nonemployees at December 31, 2015 was $5 which is expected to be recognized over a weighted average period of 0.95 years.

l.	Total stock options compensation charged to operations in 2015 and 2014 was as follows:

	Year ended December 31,
	2015	2014
Research and development	$219	$305
General and administrative	75	611
Sales and marketing	27	24
	$321	$940

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 10:-	STOCKHOLDERS’ EQUITY (continued)

m.	Warrants

During the year ended December 31, 2015, the Company issued Warrants to acquire an aggregate of 1,232,878 shares of Common Stock in connection with the Private Placement on September 21, 2015 and October 19, 2015.

The following is a summary of the warrants issued:

	December 31, 2015
	Number of outstanding warrants	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,001,369	$9.96
Issued	1,232,878	2.19
Outstanding at the end of the year	2,234,247	$5.67

	December 31, 2014
	Number of outstanding warrants	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,001,369	$9.96
Outstanding at the end of the year	1,001,369	$9.96

The warrants outstanding as of December 31, 2015 have been separated by exercise prices, as follows:

exercise price	# of Warrants Outstanding	Average Remaining Contractual Life (years)
$5.47	250,794	1.86
$10.94	501,575	1.86
$12.50	249,000	2.58
$2.19	1,232,878	4.73
	2,234,247

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 11:-	INCOME TAXES

a.	Carryforward losses:

Carry-forward tax losses of the Company as of December 31, 2015 were $2,088. Carry-forward tax losses of Eyekon E.R.D. Ltd. as of December 31, 2015 were $ 12,015 which may be carried forward and offset against taxable income in the future for an indefinite period.

The components of the Company’s loss before provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2015	2014
Domestic	$811	$827
Foreign	3,857	4,633
	$4,668	$5,460

The components of the provision for income taxes are as follows:

Year ended December 31,
	2015	2014
Current tax:
United States—Federal	$-	$-
United States—State and local	-	-
Outside United States	-	-
Total current tax	-	-
Deferred tax:
United States—Federal	-	-
United States—State and local	-	-
Outside United States	-	-
Total deferred tax	-	-
Provision for income taxes, net	$-	$-

b.	Reconciliation of the theoretical tax expenses:

	Year ended December 31,
	2015	2014
Loss before taxes	$4,668	$5,460
Statutory tax rate of InnoVision Labs, Inc.	35%	35%
Tax benefit	1,634	1,911

Permanent differences	(136)	(65)
Valuation allowance	(1,102)	(1,473)
Differences in tax rate	(396)	(373)
Tax expense	$-	$-

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 11:-	INCOME TAXES (continued)

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

As of December 31, 2015 and 2014 the Company has provided full valuation allowance in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future. Components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2015	2014

Tax assets in respect of:
Accrued vacation pay	$25	$26
Intangible asset	(67)	(107)
Employees stock based compensation	1,317	1,236
Related parties accrued expenses	61	70
Net loss carry forward	3,734	2,743
Total deferred tax assets	5,070	3,968
Less - valuation allowance	(5,070)	(3,968)
Deferred tax assets	$-	$-

NOTE 12:-	REVENUES

The following represents revenue based on geographic location of paying users:

	Year ended December 31,
	2015	2014
United States	$73	$65
France	125	1
Others (1)	82	44
Total revenue	$280	$110

(1)	No individual country exceeded 10% of our total revenue for any period presented.

NOTE 13:-	FINANCIAL (EXPENSES) INCOME, NET

	Year ended December 31,
	2015	2014
Financial income	$-	$-
Financial (expenses)	(244)	(8)
Exchange rate differences income (loss)	13	28
	$(231)	$20

INNOVISION LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IN THOUSANDS (Except shares and per share amounts)

NOTE 14:-	SUBSEQUENT EVENTS

In January 2016, the Company increased the number of shares under the Equity Incentive Plan from 1,400,000 to 2,000,000 shares.

In January 2016, the Company granted 16,000 stock options to consultants at an exercise price of $1.25 per share and 50,000 shares of restricted Common Stock to directors.

In March 2016, the Company granted 20,000 shares of restricted Common Stock to a consultant.

On February 4, 2016, the Company issued to investors Notes for an aggregate principal amount of $1,060, together with Warrants to acquire an aggregate of 726,031 shares of Common Stock. The Note and Warrant have the same terms as the Notes and Warrants issued in the Private Placement on September 21, 2015, other than the maturity date, which, for the Notes issued February 2016, is August 3, 2018.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of June 26, 2013, by and among Autovative Products, Inc., Ucansi Acquisition Corp. and Ucansi Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 2, 2013, by and among Autovative Products, Inc. and Ucansi Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2013 and incorporated herein by reference.

2.3	Spin-Off Agreement, dated as of May 23, 2013, by and between Autovative Products, Inc. and David Funderburk, filed as Exhibit 2.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of GlassesOff Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of GlassesOff Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

3.3	Certificate of Change of GlassesOff Inc., effective March 30, 2015, filed as Exhibit 3.3 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2015 and incorporated herein by reference

3.4	Certificate of Amendment of GlassesOff Inc., effective December 29, 2015, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 5, 2016 and incorporated herein by reference.

4.1	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

4.3	Form of 8.0% Senior Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

4.4	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

10.1	License Agreement, dated July 15, 2011, by and between RevitalVision LLC and Ucansi Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.2+	Employment Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Nimrod Madar., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.3+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Uri Polat, Ph.D., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.4+	Consulting Agreement, dated July 30, 2013, by and between Eyekon E.R.D Ltd. and Ram Shaffir., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

Exhibit	Description

10.5+	Consulting Agreement, dated July 30, 2013, by and between GlassesOff Inc. and Cohen & Schaeffer P.C., filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.6+	GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013 and incorporated herein by reference.

10.7+	Form of Option Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2015 and incorporated herein by reference.

10.8+	Form of Restricted Stock Award Agreement under the GlassesOff Inc. 2013 Incentive Compensation Plan, filed as Exhibit 10.8 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2015 and incorporated herein by reference.

10.9	Stock Purchase and Registration Rights Agreement, dated May 16, 2014, by and among GlassesOff Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 19, 2014 and incorporated herein by reference.

10.10	Standby Equity Distribution Agreement, dated July 1, 2014, by and between GlassesOff Inc. and YA Global Master SPV Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014 and incorporated herein by reference.

10.11	Securities Purchase and Registration Rights Agreement, dated September 17, 2015, by and among GlassesOff Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

21*	Subsidiaries of InnoVision Labs, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Compensation plan or arrangement or management contract.