Form 10-Q
period 2016-03-31
InnoVision Labs, Inc
filed 2016-05-13
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2016, there were 6,102,449 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

INNOVISION LABS, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED MARCH 31, 2016

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,007	$630
Trade receivables and deferred income	43	43
Other receivables and prepaid expenses	228	347
Total Current Assets	1,278	1,020
Long Term Assets:
Property and equipment, net	102	110
Intangible assets, net	363	320
Long term prepaid expenses	13	14
Restricted cash	68	65
Total Long Term Assets	546	509
Total Assets	$1,824	$1,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$197	$219
Related parties payable	182	171
Accrued expenses and other liabilities	432	455
Total Current Liabilities	811	845
Long Term Liabilities:
Convertible Notes payable, net of discount of 2,352 and $1,602 at March 31, 2016 and December 31, 2015, respectively	595	237
Related parties payable	252	243
Commitments and Contingent liabilities	-	-
Total Long Term Liabilities	847	480

Stockholders’ Equity:
Preferred Stock - $0.001 par value 20,000,000 shares authorized; no shares issued or outstanding.	-	-
Common Stock - $0.001 par value 40,000,000 shares of common stock authorized; 6,102,449 and 6,032,449 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	22,836	21,773
Accumulated deficit	(22,676)	(21,575)
Total Stockholders’ Equity	166	204
Total Liabilities and Stockholders’ Equity	$1,824	$1,529

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenues	$113	$47
Cost of revenues:
Platform commissions and royalties	38	16
Amortization of intangible assets	51	43
Total cost of revenues	89	59
Gross profit (loss)	24	(12)

Operating expenses:
Research and development	261	564
Sales and Marketing	344	273
General and administrative	254	362
Total operating expenses	859	1,199

Operating (loss)	(835)	(1,211)

Financial (expense) income, net	(266)	5

Net (loss)	$(1,101)	$(1,206)

(Loss) per share (basic & diluted)	$(0.18)	$(0.21)

Weighted average number of shares outstanding	5,985,273	5,800,890

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities
Net (loss)	$(1,101)	$(1,206)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	9	9
Amortization of other assets	51	43
Amortization of debt discounts and debt issuance costs	204	-
Accrued interest on convertible notes payable	48	-
Stock based compensation related to employees and nonemployees	107	181
(Increase) in trade receivable	-	(8)
Decrease in other receivables and prepaid expenses	120	28
(Decrease) increase in trade payables	(22)	15
Increase in related parties payables	20	20
(Increase) decrease in restricted cash	(3)	1
(Decrease) increase in accrued expenses and other liabilities	(23)	86
Net cash (used in) operating activities	(590)	(831)

Cash flows from investing activities
Purchase of property and equipment	(1)	-
Investment in other assets, net	(90)	(46)
Net cash (used in) investing activities	(91)	(46)

Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants, net of issuance costs	1,058	-
Net cash provided by financing activities	1,058	-

Increase (decrease) in cash and cash equivalents	377	(877)
Cash and cash equivalents at the beginning of the period	630	2,570

Cash and cash equivalents at the end of the period	$1,007	$1,693

Non cash investing and financial transactions:
Capitalization of stock based compensation to intangible assets	$5	$7

Additional information:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 1 - GENERAL

InnoVision Labs, Inc. (the “Company”), was incorporated on December 8, 2004 under the laws of the State of Nevada. On December 29, 2015, the Company changed its name from GlassesOff Inc. to InnoVision Labs, Inc.

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

The Company devotes most of its efforts toward research and development activities. The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is still devoting efforts to development activities, such as raising capital and recruiting and training personnel. The Company’s accumulated deficit during the development stage aggregated $22,676 through March 31, 2016. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to applicable U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto filed with the SEC on Form 10-K on March 31, 2016.

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

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

InnoVision reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value.

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

The total weighted average number of shares of common stock related to outstanding restricted stock, options, warrants and convertible notes excluded from the calculations of diluted loss per share were 4,950,321 and 2,063,327 for the three months ended March 31, 2016 and 2015, respectively.

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

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,007	$1,007	$-	$-
Restricted cash	68	68	-	-
Total assets at fair value, net	$1,075	$1,075	$-	$-

	Fair Value Measurements at December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$630	$630	$-	$-
Restricted cash	65	65	-	-
Total assets at fair value, net	$695	$695	$-	$-

i.	Recent accounting pronouncements:

Accounting Standards Issued

In March 2016, the Financial Accounting Standards Boards (the “FASB”) issued guidance revising certain elements of the accounting for share-based payments - Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance will be effective in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adoption of this guidance, based on initial analysis the adoption of this update is not expected to have a significant impact on its consolidated Financial Statements and disclosures.

In February 2016, the FASB issued revised guidance on accounting for leases - Update 2016-02—Leases (Topic 842). The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us in our first quarter of 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adoption of this guidance, based on initial analysis the adoption of this update is not expected to have a significant impact on its consolidated Financial Statements and disclosures.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting Standards Adopted

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this ASU did not have an impact on the Company’s financial statements or disclosures.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The FASB released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The adoption of this ASU did not have a significant impact on the Company’s financial statements or disclosures.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	March 31,	December 31,
	2016	2015
Israeli government authorities	$35	$50
Prepaid expenses	193	297
	$228	$347

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2016	2015
Cost:
Office furniture and equipment	$42	$42
Computers and electronic equipment	123	122
Laboratory equipment	35	35
Leasehold improvements	67	67
	267	266
Accumulated depreciation:
Office furniture and equipment	$17	$16
Computers and electronic equipment	98	92
Laboratory equipment	30	30
Leasehold improvements	20	18
	165	156
Depreciated cost	$102	$110

Depreciation expenses were $9 for each of the three months ended March 31, 2016 and 2015.

NOTE 5 - INTANGIBLE ASSETS, NET

The Company’s intangible assets are associated with the capitalization of the costs of producing product masters incurred subsequent to establishing technological feasibility of GlassesOff app and Game Vision app. These costs include coding, testing and product design.

The Company has included amortization expenses of the intangible assets in cost of revenues.

Amortization expenses for the three months ended March 31, 2016 and 2015 were $51 and $43, respectively.

Data with respect to Company’s intangible assets associated with its products are as follows:

	March 31,	December 31,
	2016	2015
Gross Carrying Value	$676	$581
Less: Accumulated Amortization	(313)	(261)
Net Carrying Value	$363	$320

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 4, 2016, the Company issued and sold to investors in a private placement (the “Private Placement”) $1,060 aggregate principal amount of the Company’s 8.0% Senior Convertible Notes (the “Notes”), which were issued together with warrants (“Warrants”) to acquire an aggregate of 726,031 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $2.19 per share.

The Notes are general senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness. The Notes accrue interest at 8.00% per annum, payable at maturity. The Notes mature on August 3, 2018 unless earlier converted or redeemed. The Company may, at its option, redeem all, but not less than all, of the then issued and outstanding Notes at any time prior to maturity by delivering notice thereof to the holders not less than 30 nor more than 60 days prior to the date of redemption.

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

The Company accounted for the issuance of the Notes in accordance with ASC 470-20. The proceeds from the issuance of the Notes were assigned between the Warrants and the Notes. Additionally, the instruments were evaluated for consideration of any beneficial conversion features. It was concluded that a beneficial conversion feature existed for the Notes because the effective conversion price is less than the fair value of the issuer’s capital stock. As a result, the proceeds of $1,058 (net of the transaction cost of $2 from the sale of the Notes) were recorded net of debt discount of $705 due to the relative fair value of warrants and of $247 due to a beneficial conversion feature. The warrant and beneficial conversion feature were recorded as additional paid in capital. The debt discount is being amortized to interest expenses over the life of the Notes using the effective interest method.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

The fair value of the Warrants at issuance date was estimated using the Black-Scholes option pricing model using the following assumptions:

Weighted average risk-free interest rate	1.25%
Weighted average expected life of grants in years	5.00
Weighted average expected volatility of underlying stock	1.08
Dividends	0.00

The fair value of the Notes at the issuance date was estimated by the Company’s management by evaluating the present value of the monetary sum at various next round and liquidation scenarios.

Amortization expenses recorded as interest expense of debt discount and issuance costs for the three months ended March 31, 2016 and 2015, were $204 and $0, respectively.

For the three months ended March 31, 2016 and 2015, the Company recorded accrued interest at 8.00% per annum of $48 and $0, respectively.

The table below summarizes the Notes activity during the three months ended March 31, 2016:

	Principal Balance	Debt Discount	Accrued Interest	Total
Balance at December 31, 2015	$1,800	$(1,602)	$39	$237
Issued February 2016	1,060	(954)	-	106
Amortization of debt discount	-	204	-	204
Interest accrued	-	-	48	48
Balance at March 31, 2016	$2,860	$(2,352)	$87	$595

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	December 31,
	2016	2015
Employees and payroll accruals	$237	$233
Accrued expenses and other	167	178
Deferred revenues	28	44
	$432	$455

NOTE 8 - RELATED PARTIES

On January 11, 2016, the Company’s board of directors (the “Board”) granted each of Mr. Shai Novik, the Company’s Chairman of the Board, and Mr. Ram Shaffir, the Company’s Chief Technology Officer and a director, 20,000 shares of Common Stock valued at $64. In addition, the Board granted Mr. Yuval Bar-Gil, a director of the Company, 10,000 shares of Common Stock valued at $16. All of the grants vest in substantially equal monthly installments over a period of 12 months from the date of grant.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 9 - STOCK OPTION PLAN

a.	In 2013, the Company adopted the GlassesOff Inc. 2013 Incentive Compensation Plan (the “Equity Incentive Plan”) under which 1,400,000 shares of Common Stock are authorized for issuance. In January 2016, the Company increased the number of shares of Common Stock authorized for issuance under the Equity Incentive Plan from 1,400,000 to 2,000,000 shares.

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the unaudited consolidated statements of operations:

	For the three months
	ended March 31,
	2016	2015
Research & development	$31	$91
Sales & marketing	8	11
General & administrative	6	39
Total	$45	$141

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the three months ended March 31,
	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	575,186	$4.69	639,688	$4.32
Granted	-	$-	22,400	$5.10
Exercised	-	$-	(3,965)	$0.013
Forfeited	(200)	$19.30	(2,000)	$18.60
Outstanding at the end of the period	574,986	$4.69	656,123	$4.33
Options exercisable at the end of the period	482,737	$4.24	551,613	$2.69

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

The following is a summary of changes in non-vested options to employees under the Equity Incentive Plan:

	For the three months ended March 31,
	2016		2015
	Number of Options	Weighted Average Fair Value	Number of Options	Weighted Average Fair Value
Balance at the beginning of the period	125,350	$5.66	117,487	$9.93
Granted	-	$-	22,400	$2.39
Vested	(33,101)	$9.42	(33,377)	$10.24
Forfeited	-	$-	(2,000)	$9.36
Balance at the end of the year	92,249	$4.31	104,510	$8.22

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through March 31, 2016 was $110, which is expected to be recognized over a weighted average period of one year.

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the three months ended March 31,
	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	375,949	$0.60	360,549	$0.43
Granted	17,500	$1.25	13,600	$5.10
Forfeited	(465)	$2.64	-	$-
Outstanding at the end of the period	392,984	$0.63	374,149	$0.60
Options exercisable at the end of the period	366,856	$0.48	359,949	$0.40

The following is a summary of changes in non-vested options to non-employees:

	For the three months ended March 31,
	2016		2015
	Number of Options	Weighted Average Fair Value	Number of Options	Weighted Average Fair Value
Balance at the beginning of the period	13,030	$0.89	600	$0.68
Granted	17,500	$0.36	13,600	$2.37
Vested	(3,937)	$0.91	-	$-
Forfeited	(465)	$0.36	-	$-
Balance at the end of the year	26,128	$0.54	14,200	$2.30

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through March 31, 2016 was $3, which is expected to be recognized over a weighted average period of 0.87 years.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

e.	The options outstanding to employees and non-employees as of March 31, 2016 have been separated by exercise prices, as follows:

Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.013	662,725	6.03	662,725
$2.440	57,610	7.86	57,610
$19.300	126,300	7.86	101,121
$18.600	1,400	8.19	476
$4.600	10,000	8.72	10,000
$5.100	30,768	8.82	10,896
$1.66	61,667	9.34	6,767
$1.25	17,500	9.81	-
	967,970		849,593

NOTE 10 – WARRANTS

During the three months ended March 31, 2016, the Company issued Warrants to acquire an aggregate of 726,031 shares of Common Stock in connection with the issuance of the Notes described in Note 6 —Convertible Notes Payable.

The following is a summary of outstanding warrants:

	March 31, 2016		March 31, 2015
	Number of outstanding warrants	Weighted Average Exercise Price	Number of outstanding warrants	Weighted Average Exercise Price
Outstanding at the beginning of the period	2,234,247	$5.67	1,001,369	$9.96
Issued	726,031	$2.19	-	$-
Outstanding at the end of the period	2,960,278	$4.82	1,001,369	$9.96

The warrants outstanding as of March 31, 2016 have been separated by exercise prices, as follows:

exercise price	Number of Warrants Outstanding	Average Remaining Contractual Life (years)
$5.47	250,794	1.61
$10.94	501,575	1.61
$12.50	249,000	2.33
$2.19	1,958,909	4.61
	2,960,278

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Aggregate minimum rental commitments, under non-cancelable leases as of March 31, 2016, were as follows:

Period ended March 31,
2017	$50
2018	7
Total	$57

NOTE 12 - STOCK CAPITAL

a.	Restricted Shares

In the first quarter of 2016, the Company granted 20,000 shares of vested restricted Common Stock to a consultant, valued at $20, and 50,000 shares of restricted Common Stock to three directors, valued at $80, vesting in substantially equal monthly installments over a period of 12 months from the date of grant.

The total unrecognized estimated compensation cost related to non-vested restricted shares of Common Stock granted through March 31, 2016 was $123, which is expected to be recognized over a weighted average period of one year.

The following is a summary of compensation expenses related to restricted shares of Common Stock for the three-month periods ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Research and development	$16	$24
General and administrative	11	3
Sales and marketing	35	13
	$62	$40

 NOTE 13 - FINANCIAL (EXPENSES) INCOME, NET

	For the three months ended
	March 31,
	2016	2015
Financial income	$-	$-
Financial (expenses) and bank fees	(255)	(1)
Exchange rate differences gain (loss)	(11)	6
	$(266)	$5

NOTE 14 - SUBSEQUENT EVENTS

Effective May 9, 2016, the Company and YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership, mutually terminated the Standby Equity Distribution Agreement, dated as of July 1, 2014.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as may be updated by our subsequently filed Quarterly Reports on Forms 10-Q, for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “InnoVision,” “we,” “us” and “our” refer to InnoVision Labs, Inc., a Nevada corporation, including its direct and indirect wholly owned subsidiaries, Ucansi Inc., a Delaware corporation, which we refer to as Ucansi, and EYEKON E.R.D. Ltd, an Israeli company, which comprise our operating subsidiaries and all of our operations as of the date of this Quarterly Report on Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

The discussion and analysis of InnoVision’s financial condition and results of operations are based on InnoVision’s financial statements, which InnoVision has prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires InnoVision to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, InnoVision evaluates such estimates and judgments, including those described in greater detail below. InnoVision bases its estimates on historical experience and on various other factors that InnoVision believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our new app, Game Vision, is based on sports themes, with a go-to-market strategy of partnering with known athletes as “brand partners”. We launched the first Game Vision app, featuring 9-time All-Star Chris Paul, on March 3, 2016. While this app is designed as a casual, fun-to-play game, it is based on extensive neuroscience research and patent pending technology that aim to enhance, through exercise, a user’s vision performance and brain processing speed. We expect that our new app will draw interest from athletes and sports enthusiasts of all ages.

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

In the third quarter of 2015, we signed an agreement with 9-time All-Star Chris Paul as a brand partner for our first sports app. We launched Chris Paul’s Game Vision on March 3, 2016. We expect to advertise and market our app based on the popularity and reputation of this athlete, as a brand partner. Additionally, we plan to participate in various conferences and conventions internationally to further expose our products and technology to professionals, such as ophthalmologists, sports coaches and associations, and potentially form business partnerships.

During 2016, we plan to re-launch the GlassesOff™ app under a new dynamic game-like technology as well as pursue additional partnerships with top athletes in other sports.

We are not currently planning any major purchase or sale of equipment in 2016.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 2, “Significant Accounting Policies,” of the notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, referred to as the 2015 Form 10-K. There were no material changes to our critical accounting policies and use of estimates previously reported in our 2015 Form 10-K.

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

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. We believe that our accounting policies and estimates associated with revenue recognition, intangible assets, convertible notes and stock based compensation are critical to understanding our historical and future performance, as these policies involve a high degree of judgment and complexity. Therefore, we consider these to be our critical accounting policies and estimates. We believe there have been no material changes in our existing accounting policies and estimates from the disclosures included in the 2015 Form 10-K, except for the newly adopted accounting policies as disclosed in Note 2 to the unaudited interim financial statements contained in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 2 to the unaudited interim financial statements contained in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

InnoVision generated revenues of $113,000 for the three months ended March 31, 2016, as compared to revenues of $47,000 for the three months ended March 31, 2015. The increase in revenues was mostly due to the launch of a French version of the GlassesOff™ app and significant media coverage in France, which resulted in increased sales.

Cost of Sales

Cost of sales consists primarily of commissions, royalties and amortization of intangible assets. For the three months ended March 31, 2016, InnoVision incurred costs of sales aggregating $89,000, as compared to $59,000 in the 2015 period. The increase in costs of sales for the three month period ended March 31, 2016 as compared to the 2015 period resulted primarily from increase in platform commissions and royalties of $22,000. The increase in platform commissions and royalties resulted from the increase in revenues.

Research and Development Expenses

InnoVision expects its research and development, referred to as R&D, expenses to increase as it continues to develop its products. R&D expenses consist of:

•	internal costs associated with R&D activities;

•	personnel-related expenses, including salaries and stock-based compensation expenses, benefits, travel and related costs for the personnel involved in R&D;

•	internal and external costs associated with scientific studies, including payments to investigators and labs participating in the studies, payments to purchase and/or use equipment required for such studies and payments to subjects for participating in the subject studies;

•	patent application fees;

•	outsource services associated with R&D activities; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities.

InnoVision expects its R&D expenses to increase in the near future in connection with its development efforts for the re-launch of GlassesOff™, including new product versions for new territories (localization), new devices and platforms, and potentially new product applications. InnoVision intends to continue the use of outsourced development services to expedite its development efforts. InnoVision believes that investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its current and planned products.

For the three month periods ended March 31, 2016 and 2015, InnoVision incurred R&D expenses in the aggregate of $261,000 and $564,000, respectively. The decrease was primarily due to reduction in payroll expenses of $170,000, outsource services and consulting expenses of $62,000 and stock-based compensation expenses of $68,000. The decrease in payroll expenses was primarily due to engaging a third party provider for assistance with development of the Game Vision app and the subsequent departure of five employees during 2015. We terminated an agreement with a third party provider at the end of 2015, resulting in reduced expenditures in outsource services and consulting expenses in the 2016 period. In addition, InnoVision capitalized to intangible assets $68,000 of payroll expenses in 2016, as compared to $32,000 in 2015. The decrease in stock-based compensation expenses resulted primarily from the completion of the vesting of a portion of certain options and shares of restricted Common Stock that were granted in prior years to employees, forfeiture of a portion of the unvested options during 2015 and the decrease in the fair value of options that were granted to consultants in the 2016 period.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of InnoVision and external service providers for services, such as public relations services, advertising costs and other expenses, which include expenses for rent and maintenance of facilities. During 2015 and the three month period ended March 31, 2016, InnoVision continued to invest in building marketing infrastructure, which included, among other things, developing public relations networks to generate awareness of GlassesOff™ and Game Vision, preparing marketing materials and building a network of eye care professionals to support and promote the GlassesOff™ and Game Vision technology and planned products. InnoVision expects its sales and marketing expenses to increase in the near future in connection with the expected re-launch of GlassesOff™, including new product versions for new territories (localization).For the three month periods ended March 31, 2016 and 2015, InnoVision incurred sales and marketing expenses of $344,000 and $273,000, respectively. The increase for the three month period ended March 31, 2016 as compared to the 2015 period resulted primarily from an increase in payroll expenses of $57,000. The increase in payroll expenses was mostly due to the costs associated with the marketing activities targeting the French market and the preparation for the planned launch of our Game Vision™ app. We do not expect that payroll expenses will increase materially in the near future.

General and Administrative Expenses

General and administrative, referred to as G&A, expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in InnoVision’s executive and administration functions. Other G&A expenses include facility-related costs not otherwise included in R&D or sales and marketing expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. InnoVision does not expect that its G&A expenses will change materially in the near future.

For the three month periods ended March 31, 2016 and 2015, InnoVision incurred G&A expenses of $254,000 and $362,000, respectively. The decrease for the three month period ended March 31, 2016 as compared to the 2015 period resulted primarily from the decrease of $15,000 in payroll expenses, $13,000 in fees for accounting services, $11,000 in stock-based compensation expenses, $18,000 in travel expenses and a one-time expense for investment bankers fees of $15,000 in 2015.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on InnoVision’s cash and cash equivalents;

•	bank fees and commissions;

•	expenses or income resulting from fluctuations of the NIS, in which a portion of InnoVision’s assets and liabilities is denominated, against the U.S. Dollar; and

•	interest expenses.

For the three month periods ended March 31, 2016 and 2015, InnoVision incurred net financial expenses (income) of $266,000 and $(5,000), respectively. The increase in financial expenses for the three month period ended March 31, 2016 as compared to the 2015 period was primarily due to interest expenses related to InnoVision’s 8.0% Senior Convertible Notes, referred to as the Notes, of $252,000 in 2016 as compared to $0 in 2015. The interest expenses related to the Notes primarily represented accrued interest of $48,000 and amortization of the discount of $204,000 on the $2.86 million aggregate principal amount of the Notes.

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

InnoVision estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the three month periods ended March 31, 2016 and 2015, InnoVision’s stock-based compensation expenses were $107,000 and $181,000, respectively. Stock-based compensation expenses for the three months ended March 31, 2016 decreased as compared to the 2015 period primarily due to completion of the vesting of certain options and shares of restricted Common Stock that were granted in prior years, forfeiture of a portion of the unvested options during the year 2015 and a decrease in the fair value of options that were granted to consultants in the 2016 period.

Cash Flows

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, net cash used in operations was $590,000 and $831,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses, facility-related costs and professional fees. The decrease in cash used in operating activities for the three months ended March 31, 2016 as compared to the 2015 period resulted primarily from the departure of five employees due to our engagement of a third party provider for assistance with the development of the Game Vision app. The third party provider services were terminated by the end of 2015 leading to a decrease in subcontractor expenses during the 2016 period. It is expected that cash used in operating activities will increase as we plan to re-launch GlassesOff™, including new product versions for new territories (localization), new devices and platforms and potentially new products.

For the three months ended March 31, 2016 and 2015, net cash used in investing activities was $91,000 and $46,000, respectively. The increase in cash used in investing activities for the three month period ended March 31, 2016 as compared to the 2015 period resulted primarily from capitalization of intangible assets of $90,000 in 2016, as compared to $46,000 in 2015.

For the three months ended March 31, 2016 and 2015, net cash provided by financing activities was $1,058,000 and $0, respectively. The increase in cash provided by financing activities for the three month period ended March 31, 2016 as compared to the 2015 period resulted from InnoVision’s issuance and sale of $1,060,000 aggregate principal amount of Notes in 2016.

Liquidity and Capital Resources

InnoVision expects to incur losses from operations for the foreseeable future and incur increasing R&D expenses, including expenses related to outsourcing of certain development projects. InnoVision also expects that sales and marketing expenses will increase in connection with the commercialization activities related to the re-launch of GlassesOff™ and its localized versions. InnoVision’s future capital requirements will depend on a number of factors, including the continued progress of R&D of its products, cost of potential partnerships with known athletes, and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

Based on our 2016 average monthly cash expenses and our cash balance as of March 31, 2016, we expect that we will require additional financing of approximately $1,700,000 for the 12 month period ending March 31, 2017. InnoVision plans to continue to finance its operations with the issuance of equity or debt securities and, in the longer term, revenues from operations. There are no assurances, however, that InnoVision will be successful in obtaining the financing necessary for the long-term development of its current product or future products. InnoVision’s future capital requirements will depend on many factors, including requirements for investment in re-launching GlassesOff™, developing new product versions for new territories (localization), new devices and new platforms, and potential development of new products. Furthermore, the expected ramp-up in sales and marketing activities will require significantly higher resources. InnoVision generated only limited revenues for 2015 and for the three months ended March 31, 2016. InnoVision expects continuing operating losses to result in increases in cash used in operations over the next 12 months. To the extent that InnoVision’s current capital resources are insufficient to meet its future capital requirements, InnoVision will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

On July 1, 2014, InnoVision entered into a standby equity distribution agreement, referred to as the SEDA, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership, referred to as the Investor. As previously disclosed, under the SEDA, InnoVision was able to elect from time to time, in its sole discretion, to sell to the Investor up to an aggregate of $15,000,000 of shares of Common Stock. Effective May 9, 2016, InnoVision and the Investor mutually agreed to terminate the SEDA.

InnoVision currently does not have any commitments for future external funding. InnoVision will need to raise additional funds, and it may decide to raise additional funds even before it needs such funds if the conditions for raising capital are favorable. InnoVision may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to its existing stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject InnoVision to covenants that restrict its operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, InnoVision may be required to delay, reduce the scope of or eliminate its R&D programs, reduce its planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require InnoVision to relinquish rights to certain potential products that it might otherwise seek to develop or commercialize independently. InnoVision’s ability to continue to operate as a going concern is dependent upon additional financial support.

Effects of Inflation and Currency Fluctuations

Inflation generally affects InnoVision by increasing its cost of labor and other development costs. InnoVision does not believe that inflation had a material effect on its results of operations for the three month periods ended March 31, 2016 and 2015.

Currency fluctuations may affect InnoVision by increasing or decreasing costs. Currency fluctuations had no material effect on InnoVision’s results of operations for the three month periods ended March 31, 2016 and 2015. InnoVision does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

PART II	OTHER INFORMATION

ITEM 6.	Exhibits.

3.1	Composite Articles of Incorporation of InnoVision Labs, Inc.

4.1	Form of 8.0% Senior Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

4.2	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

10.1	Form of Stock Purchase and Registration Rights Agreement, dated September 17, 2014, by among the Company and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVISION LABS, INC.

/s/ Nimrod Madar
Date: May 13, 2016	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: May 13, 2016	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1*	Composite Articles of Incorporation of InnoVision Labs, Inc.

4.1	Form of 8.0% Senior Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

4.2	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

10.1	Form of Stock Purchase and Registration Rights Agreement, dated September 17, 2014, by among the Company and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 23, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.