Form 10-Q
period 2016-06-30
InnoVision Labs, Inc
filed 2016-08-15
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2016, there were 6,064,283 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

INNOVISION LABS, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JUNE 30, 2016

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$519	$630
Trade receivables and deferred income	35	43
Other receivables and prepaid expenses	57	347
Total Current Assets	611	1,020
Long Term Assets:
Property and equipment, net	48	110
Intangible assets, net	223	320
Long term prepaid expenses	7	14
Restricted cash	-	65
Total Long Term Assets	278	509
Total Assets	$889	$1,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$70	$219
Related parties payable	147	171
Accrued expenses and other liabilities	296	455
Total Current Liabilities	513	845
Long Term Liabilities:
Convertible Notes payable, net of discount of $2,129 and $1,602 at June 30, 2016 and December 31, 2015, respectively	875	237
Related parties payable	247	243
Commitments and Contingent liabilities	-	-
Total Long Term Liabilities	1,122	480

Stockholders’ Equity (Deficit):

Preferred Stock - $0.001 par value 20,000,000 shares authorized; no shares issued or outstanding.	-	-
Common Stock - $0.001 par value 40,000,000 shares of common stock authorized; 6,064,283 and 6,032,449 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	22,815	21,773
Accumulated deficit	(23,567)	(21,575)
Total Stockholders’ Equity (Deficit)	(746)	204
Total Liabilities and Stockholders’ Equity (Deficit)	$889	$1,529

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$76	$58	$189	$105
Cost of revenues:
Platform commissions and royalties	(26)	(20)	(64)	(36)
Amortization and impairment of intangible assets	(140)	(48)	(191)	(91)
Total cost of revenues	(166)	(68)	(255)	(127)
Gross profit (loss)	(90)	(10)	(66)	(22)

Operating expenses:
Research and development	(167)	(573)	(428)	(1,137)
Sales and Marketing	(259)	(156)	(603)	(429)
General and administrative	(95)	(258)	(349)	(620)
Total operating expenses	(521)	(987)	(1,380)	(2,186)

Operating (loss)	(611)	(997)	(1,446)	(2,208)

Financial (expense), income net	(280)	16	(546)	21

Net (loss)	$(891)	$(981)	$(1,992)	$(2,187)

(Loss) per share (basic & diluted)	$(0.15)	$(0.17)	$(0.33)	$(0.38)

Weighted average number of shares outstanding	6,013,046	5,837,627	5,999,160	5,819,166

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities
Net (loss)	$(1,992)	$(2,187)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	59	19
Amortization and impairment of other assets	191	91
Amortization of debt discounts and debt issuance costs	427	-
Accrued interest on convertible notes payable	105	-
Stock based compensation related to employees and nonemployees	38	283
Contribution of services from shareholders	48	-
Loss on disposal of fixed assets	2	-
(Increase) decrease in trade receivable	8	(18)
(Increase) decrease in other receivables and prepaid expenses	297	46
Increase (decrease) in trade payables	(149)	(32)
Increase (decrease) in related parties payables	(20)	40
Interest and exchange differences on restricted cash	(1)	(2)
Increase (decrease) in accrued expenses and other liabilities	(158)	(2)
Net cash (used in) operating activities	(1,145)	(1,762)

Cash flows from investing activities
Release of restricted cash deposit	67	-
Purchase of property and equipment	(1)	(1)
Proceed from sale of fixed assets	2	-
Investment in other assets, net	(92)	(46)
Net cash (used in) investing activities	(24)	(47)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	-	1
Proceeds from issuance of convertible notes and warrants, net	1,058	-
Net cash provided by financing activities	1,058	1

Increase (decrease) in cash and cash equivalents	(111)	(1,808)
Cash and cash equivalents at the beginning of the period	630	2,570
Cash and cash equivalents at the end of the period	$519	$762

Non cash investing and financial transactions:
Capitalization of stock based compensation to intangible assets	$5	$7

Additional information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

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

The Company has developed a non-invasive neuroscience platform technology that can potentially be utilized on computers, tablets and mobile devices in the following areas:

1.	Improvement, through visual stimulation exercises, of vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. The Company used this technology in its first app, GlassesOff™, which aims to eliminate, through exercise, the dependency on reading glasses by people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store and The Google Play store.

2.	Improvement, through visual stimulation exercises, of image processing speed by improving the image processing function in the visual cortex of the brain. The Company believes that this could be used to improve the ability to process visual information faster within the context of sports or other situations requiring swift responses to visual events, such as in the military defense context. On March 3, 2016, using this technology, the Company introduced its new app, Game Vision, which is based on a sports theme.

3.	Detection, through visual stimulation tasks, of anomalies in vision performance that could potentially be attributable to certain diseases, such as glaucoma and diabetic retinopathy, as well as dyslexia and attention deficit disorders.

The Company has accumulated various intellectual property assets, including several granted patents and patents currently under examination. In the second quarter of 2016, the Company decided to modify its business strategy and focus on licensing its products, intellectual property and technologies or otherwise entering into partnerships, in each case with parties who have strategic interests in any of the three areas of focus outlined above. The Company plans to continue supporting its first app, GlassesOff™, and cease its independent marketing and development efforts with respect to Game Vision for the currently foreseeable future.

Given its change in strategic focus, the Company decided to reduce its headcount to two full-time and four part-time employees, which the Company believes will both reduce demands on its cash resources while still allowing the Company to continue to support its GlassesOff™ app. In addition the Company plans to move to smaller offices.

The Company conducts its activity through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd.

The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is devoting efforts to licensing its products or otherwise entering into partnerships, in each case as described above. The Company’s accumulated deficit during the development stage aggregated $23,567 through June 30, 2016. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

JUNE 30, 2016 (Unaudited)

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

InnoVision reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Impairment losses for the three and six months ended June 30, 2016 and 2015 were $92, $0, $92 and $0, respectively. The losses were related to the termination of marketing and development of the Game Vision App. See Note 5.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The total weighted average number of shares of common stock related to outstanding restricted stock, options, warrants and convertible notes excluded from the calculations of diluted loss per share was 5,363,151, 2,030,393, 5,142,543 and 2,046,276 for the three months and for the six months ended June 30, 2016 and 2015, respectively.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$519	$519	$-	$-
Total assets at fair value, net	$519	$519	$-	$-

	Fair Value Measurements at December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$630	$630	$-	$-
Restricted cash	65	65	-	-
Total assets at fair value, net	$695	$695	$-	$-

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (continued)

i.	Recent accounting pronouncements:

Accounting Standards Issued

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

In March 2016, the FASB issued guidance revising certain elements of the accounting for share-based payments - Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance will be effective in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adoption of this guidance. Based on the Company’s initial analysis, the adoption of this update is not expected to have a significant impact on its consolidated Financial Statements and disclosures.

In February 2016, the FASB issued revised guidance on accounting for leases - Update 2016-02—Leases (Topic 842). The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us in our first quarter of 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adoption of this guidance. Based on the Company’s initial analysis, the adoption of this update is not expected to have a significant impact on its consolidated Financial Statements and disclosures.

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

JUNE 30, 2016 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES

	June 30,	December 31,
	2016	2015
Israeli government authorities	$18	$50
Prepaid expenses	39	297
	$57	$347

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2016	2015
Cost:
Office furniture and equipment	$41	$42
Computers and electronic equipment	59	122
Laboratory equipment	35	35
Leasehold improvements	59	67
	$194	$266
Accumulated depreciation:
Office furniture and equipment	$17	$16
Computers and electronic equipment	42	92
Laboratory equipment	31	30
Leasehold improvements	56	18
	146	156
Depreciated cost	$48	$110

Depreciation expenses for the three and six months ended June 30, 2016 and 2015 were $50, $10, $59 and $19, respectively.

The increase in depreciation expenses derived primarily from the reevaluation of the expected life of leasehold improvements, resulting in additional depreciation expenses of $42 in connection with the Company’s decision to move to smaller offices.

During the three-month period ended June 30, 2016, the Company disposed of fixed assets primarily consisting of computer equipment and furniture due to the decrease in the Company’s headcount and its planned relocation to new offices as of August 31, 2016. The net loss on disposal of fixed assets for the six months ended June 30, 2016 was $2.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 5 - OTHER ASSETS, NET

The Company’s intangible assets are associated with the capitalization of the costs of producing product masters incurred subsequent to establishing technological feasibility of GlassesOff app and Game Vision app. These costs include coding, testing and product design.

In accordance with applicable accounting guidance, we perform impairment tests when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. Based on the revenue generated from our Game Vision app, which we launched in March 2016, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of the capitalized value of that app. Based upon that assessment, we determined that the implied value of the app is zero, as the cash flow from using the app was negligible, we are planning to cease utilizing it and no future cash flow was likely to result from the Game Vision app. This assessment resulted in the recognition of impairment charges of $92 included in cost of sales in the statement of operations related to the Game Vision app for the three and six months ended June 30, 2016.

Following the results of the quarter ended June 30, 2016, the Company assessed the recoverability of the net capitalized amount related to the Game Vision app, by determining whether the carrying value of the app may be recoverable by undiscounted expected future cash flow. Based on this assessment, the Company recognized an impairment of the Game Vision app’s entire net capitalized amount of $92. The impairment loss was recorded in the cost of revenues.

The Company included amortization expenses of intangible assets in cost of revenues.

Amortization expenses for the three and six months ended June 30, 2016 and 2015 were $48, $48, $99 and $91, respectively.

Data with respect to Company’s intangible assets associated with its products were as follows:

	June 30,	December 31,
	2016	2015
GlassesOff app:
Gross Carrying Value at the begging of the period -	$581	$528
Capitalized during the period	-	53
Less: Accumulated Amortization	(358)	(261)
Net Carrying Value	$223	$320

Game Vision app:
Gross Carrying Value at the begging of the period	-	-
Capitalized during the period	92	-
Impairment of Game Vision app.	(92)	-
Net Carrying Value	$-	$-

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

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

JUNE 30, 2016 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

The fair value of the Warrants at the issuance date was estimated using the Black-Scholes option pricing model using the following assumptions:

Weighted average risk-free interest rate	1.25%
Weighted average expected life of grants in years	5.00
Weighted average expected volatility of underlying stock	1.08
Dividends	0.00

The fair value of the Notes at the issuance date was estimated by the Company’s management by evaluating the present value of the monetary sum at various next round and liquidation scenarios.

Amortization expenses recorded as interest expense of debt discount and issuance costs for the three and six months ended June 30, 2016 and 2015, were $223, $0, $427 and $0, respectively.

For the three and six months ended June 30, 2016 and 2015, the Company recorded accrued interest at 8.00% per annum of $57, $0, $105 and $0, respectively.

The table below summarizes the Notes activity during the three months ended June 30, 2016:

	Principal Balance	Debt Discount	Accrued Interest	Total
Balance at December 31, 2015	$1,800	$(1,602)	$39	$237
Issued February 2016	1,060	(954)	-	106
Amortization of debt discount	-	427	-	427
Interest accrued	-	-	105	105
Balance at June 30, 2016	$2,860	$(2,129)	$144	$875

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	December 31,
	2016	2015
Employees and payroll accruals	$167	$233
Accrued expenses and other	99	178
Deferred revenues	30	44
	$296	$455

NOTE 8 - RELATED PARTIES

On January 11, 2016, the Company’s board of directors (the “Board”) granted each of Mr. Shai Novik, the Company’s Chairman of the Board, and Mr. Ram Shaffir, the Company’s Chief Technology Officer and a director, 20,000 shares of Common Stock valued at $64. In addition, the Board granted Mr. Yuval Bar-Gil, a director of the Company, 10,000 shares of Common Stock valued at $16. All of the grants vest in substantially equal monthly installments over a period of 12 months following the date of grant.

The Company’s Chief Executive Officer and President, Mr. Nimrod Madar, Chief Scientific Officer, Dr. Uri Polat, and Chief Technology Officer, Mr. Ram Shaffir, have agreed to waive their respective salaries going forward, effective as of June 1, 2016. Mr. Shai Novik, the Chairman of the Board, has agreed to waive his annual director fee going forward, effective as of June 1, 2016.

The Company’s Chief Financial Officer, Mr. Steve Schaeffer has agreed to waive his fees in amount of $36,000 that accrued from the prior periods and his salary going forward, effective as of June 1, 2016.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the unaudited consolidated statements of operations:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Research & development	$(35)	$68	$(4)	$183
Sales & marketing	(21)	4	(13)	18
General & administrative	*	30	6	82
Total	$(56)	$102	$(11)	$283

In the second quarter of 2016, following the decrease in a headcount, 75,554 stock options, which had been granted to employees and consultants, were forfeited in accordance with their respective terms. As a result the Company recorded a reversal of $75 in stock-based compensation expense related to the forfeited awards.

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the six months ended June 30,
	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	575,186	$4.69	639,688	$4.32
Granted	-	$-	22,400	$5.10
Exercised	-	$-	(65,414)	$0.01
Forfeited	(72,962)	$3.98	(12,245)	$13.98
Outstanding at the end of the period	502,224	$4.79	584,429	$4.63
Options exercisable at the end of the period	483,067	$4.25	505,422	$3.03

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

The following is a summary of changes in non-vested options to employees under the Equity Incentive Plan:

	For the six months ended June 30,
	2016		2015
	Number of Options	Weighted Average Fair Value	Number of Options	Weighted Average Fair Value
Balance at the beginning of the period	125,350	$5.66	117,487	$9.93
Granted	-	$-	22,400	$2.40
Vested	(33,431)	$9.19	(48,637)	$6.89
Forfeited	(72,762)	$2.22	(12,245)	$9.36
Balance at the end of the year	19,157	$12.57	79,007	$9.75

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through June 30, 2016 was $37, which is expected to be recognized over a weighted average period of 0.6 year.

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the six months ended June30,
	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	375,949	$0.60	360,549	$0.43
Granted	17,500	$1.25	13,600	$5.10
Forfeited	(2,592)	$1.76	-	$-
Outstanding at the end of the period	390,857	$0.62	374,149	$0.60
Options exercisable at the end of the period	365,257	$0.48	360,149	$0.60

The following is a summary of changes in non-vested options to non-employees:

	For the six months ended June 30,
	2016		2015
	Number of Options	Weighted Average Fair Value	Number of Options	Weighted Average Fair Value
Balance at the beginning of the period	13,030	$0.89	600	$0.25
Granted	17,500	$0.18	13,600	$0.24
Vested	(4,073)	$0.67	(200)	$0.22
Forfeited	(857)	$0.18	-	$-
Balance at the end of the year	25,600	$0.46	14,000	$0.24

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through June 30, 2016 was $1, which is expected to be recognized over a weighted average period of 0.95 years.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

e.	The options outstanding to employees and non-employees as of June 30, 2016 have been separated by exercise prices, as follows:

Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.013	662,725	5.78	662,725
$2.440	57,610	7.61	57,610
$19.300	119,271	7.61	101,119
$18.600	942	7.94	942
$4.600	10,000	8.47	10,000
$5.100	19,933	8.57	10,828
$1.66	5,100	9.09	5,100
$1.25	17,500	9.56	-
	893,081		848,324

NOTE 10 – WARRANTS

During the six months ended June 30, 2016, the Company issued Warrants to acquire an aggregate of 726,031 shares of Common Stock in connection with the issuance of the Notes described in Note 6 —Convertible Notes Payable.

The following is a summary of outstanding warrants:

	June 30, 2016		June 30, 2015
	Number of outstanding warrants	Weighted Average Exercise Price	Number of outstanding warrants	Weighted Average Exercise Price
Outstanding at the beginning of the period	2,234,247	$5.67	1,001,369	$9.96
Issued	726,031	$2.19	-	$-
Outstanding at the end of the period	2,960,278	$4.82	1,001,369	$9.96

The warrants outstanding as of June 30, 2016 have been separated by exercise prices, as follows:

exercise price	Number of Warrants Outstanding	Average Remaining Contractual Life (years)
$5.47	250,794	1.36
$10.94	501,575	1.36
$12.50	249,000	2.08
$2.19	1,958,909	4.36
	2,960,278

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

On May 9, 2016 the Company terminated its Standby Equity Distribution Agreement, dated July 1, 2014, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership

Aggregate minimum rental commitments, under non-cancelable leases as of June 30, 2016, were as follows:

Period ended June30,
2017	$12

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (Except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

NOTE 12 - STOCK CAPITAL

a.	Restricted Shares

In the first quarter of 2016, the Company granted 20,000 shares of restricted Common Stock to a consultant, valued at $20, and 50,000 shares of restricted Common Stock to three directors, valued at $80, vesting in substantially equal monthly installments over a period of 12 months following the date of grant.

In the second quarter of 2016, following the decrease in a headcount, 38,166 shares of restricted Common Stock, which had been granted to employees, were forfeited in accordance with their respective terms. As a result the Company recorded a reversal of $48 in stock-based compensation expense related to such forfeiture.

The total unrecognized estimated compensation cost related to non-vested restricted shares of Common Stock granted through June 30, 2016 was $47, which is expected to be recognized over a weighted average period of 0.4 year.

The following is a summary of compensation expenses related to restricted shares of Common Stock for the six-month periods ended June 30, 2016 and 2015, including the reversal of $48 as discussed above:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Research & development	$2	$23	$18	$47
Sales & marketing	(32)	1	(21)	5
General & administrative	17	13	52	26
Total	$(13)	$37	$49	$78

NOTE 13 - FINANCIAL (EXPENSES) INCOME, NET

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Financial income	$-	$-	$-	$-
Financial (expenses) and bank fees	(281)	(2)	(536)	(3)
Exchange rate differences gain (loss)	1	18	(10)	24
	$(280)	$16	$(546)	$21

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

We have developed a non-invasive neuroscience platform technology that can potentially be utilized on computers, tablets and mobile devices in the following areas:

1.	Improvement, through visual stimulation exercises, vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. The Company used this technology in its first app, GlassesOff™, which aims to eliminate, through exercise, the dependency on reading glasses by people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store and The Google Play store.

2.	Improvement, through visual stimulation exercises, of image processing speed by improving the image processing function in the visual cortex of the brain. The Company believes that this could be used to improve the ability to process visual information faster within the context of sports or other situations requiring swift responses to visual events, such as in the military defense context. On March 3, 2016, using this technology, the Company introduced its new app, Game Vision, which is based on a sports theme.

3.	Detection, through visual stimulation tasks, of anomalies in vision performance that could potentially be attributable to certain diseases, such as glaucoma and diabetic retinopathy, as well as dyslexia and attention deficit disorders.

The Company has accumulated various intellectual property assets, including several granted patents and patents currently under examination. As previously reported, we decided to modify our business strategy and focus on licensing our products, intellectual property and technologies or otherwise entering into partnerships, in each case with parties who have strategic interests in any of the three areas of focus outlined above. Notwithstanding this current focus, there can be no assurance that the Company will engage in any such partnerships or transactions. The Company plans to continue supporting its first app, GlassesOff™. In addition, we have ceased the independent marketing and development efforts with respect to Game Vision in an effort to reduce the Company’s use of cash and other Company resources.

Given its change in strategic focus, the Company has reduced its headcount to two full-time and three part-time employees, which we believe will both reduce demands on the Company’s cash resources while still allowing us to continue to support its GlassesOff™ app.

Plan of Operation

The Company plans to focus on licensing its products, intellectual property and technologies or otherwise entering into partnerships, in each case with parties who have strategic interests in any of the three areas of focus outlined above. Notwithstanding this current focus, there can be no assurance that the Company will engage in any such partnerships or transactions. The Company also plans to continue supporting its first app, GlassesOff™. We are not currently planning any major purchase or sale of equipment in 2016.

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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2016

Revenue

InnoVision generated revenues of $76,000 and $189,000 for the three and six month periods ended June 30, 2016, as compared to revenues of $58,000 and $105,000 for the three and six month periods ended June 30, 2015. The increase in revenues was mostly due to the launch of a French version of the GlassesOff™ app and significant media coverage in France, which resulted in increased sales. InnoVision expects to maintain its current level of revenues for the foreseeable future. In parallel, the company intends to seek new opportunities to increase its revenues by licensing its products, intellectual property and technologies and entering into partnerships.

Cost of Sales

Costs of sales consists primarily of commissions, royalties and amortization and impairment of intangible assets. For the three and six month periods ended June 30, 2016, InnoVision incurred costs of sales aggregating $166,000 and $255,000, as compared to $68,000 and $127,000 for the 2015 periods, respectively. The increase in costs of sales for the three and six month periods ended June 30, 2016 as compared to the 2015 periods resulted primarily from impairment of intangible assets associated with GameVision of $91,000 for both the three and six month periods ended June 30, 2016 period, as compared to $0 for the 2015 periods, and increased platform commissions and royalties of $6,000 and $28,000 for the 2016 periods. The increase in platform commissions and royalties resulted from the increase in revenues.

Research and Development Expenses

Research and development, referred to as R&D, expenses consist of:

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

InnoVision expects its R&D expenses to decrease in foreseeable future periods in connection with its shift in business strategy, focusing on licensing its products, intellectual property and technologies or otherwise entering into partnerships with parties who have strategic interests in its products.

For the six month periods ended June 30, 2016 and 2015, InnoVision incurred R&D expenses in the aggregate of $428,000 and $1,137,000, respectively. The decrease in R&D expenses resulted primarily from reduction in payroll expenses of $301,000, decrease in consulting expenses of $190,000 and decrease in stock-based compensation of $170,000 for the six months ended June 30, 2016, as compared to the 2015 period. The reduction in payroll expenses was primarily due to engaging a third party provider for assistance with development of the Game Vision app and the subsequent departure of five employees during the first half of 2016. Additionally, we terminated an agreement with a third party provider at the end of 2015, resulting in reduced expenditures in outsource services and consulting expenses in the 2016 period. The decrease in stock-based compensation expenses resulted primarily from recording the reversal of stock- based compensation expenses due to forfeiture of the unvested awards following the decrease in Company headcount.

For the three month periods ended June 30, 2016 and 2015, InnoVision incurred R&D expenses in the aggregate of $167,000 and $573,000, respectively. The decrease was primarily due to decrease in payroll expenses of $131,000, decrease in consulting expenses of $128,000 and decrease in stock-based compensation of $101,000 for the three months ended June 30, 2016. The decrease in payroll expenses was primarily due to engaging a third party provider for assistance with development of the Game Vision app and the subsequent departure of five employees during the first half of 2016. Additionally, we terminated an agreement with a third party provider at the end of 2015, resulting in reduced expenditures in outsource services and consulting expenses in the 2016 period. The decrease in stock-based compensation expenses resulted primarily from recording the reversal of stock-based compensation expenses due to forfeiture of the unvested awards following the decrease in Company headcount.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of InnoVision and external service providers for services, such as public relations services, advertising costs and other expenses, which include expenses for rent and maintenance of facilities. InnoVision expects its sales and marketing expenses to decrease in the near future in connection with its shift in business strategy, as discussed above.

For the six month periods ended June 30, 2016 and 2015, InnoVision incurred sales and marketing expenses of $603,000 and $429,000, respectively. The increase for the six month period ended June 30, 2016, as compared to the 2015 period, resulted primarily from an increase in consulting and advertising expenses of $150,000 and an increase in payroll expenses of $52,000, which was partially offset by a decrease in stock-based compensation of $53,000. The increase in payroll expenses and consulting and advertising expenses was mostly due to the costs associated with the marketing activities targeting the French market and the preparation for the launch of our Game Vision™ app, which occurred in March 2015, of which $146,000 was due to full amortization of prepaid expenses associated with advertising costs of Game Vision and charging it to marketing expenses. Due to the Company’s decision to cease the marketing and development of Game Vision in June 2016, the amounts that were historically deferred and amortized over the estimated benefit period were fully charged to marketing expenses. The decrease in stock-based compensation expenses resulted primarily from recording the reversal of stock compensation expenses due to forfeiture of the awards following the decrease in Company headcount.

For the three month periods ended June 30, 2016 and 2015, InnoVision incurred sales and marketing expenses of $259,000 and $156,000, respectively. The increase for the three month period ended June 30, 2016, as compared to the 2015 period, resulted primarily from an increase in consulting and advertising expenses of $156,000, which was partially offset by a decrease in stock-based compensation of $58,000. The increase in consulting and advertising expenses was mostly due to charging the prepaid expenses associated with advertising costs of Game Vision of $146,000 to marketing expenses. Due to the Company’s decision to cease the marketing and development of Game Vision, all the related amounts that were historically deferred and amortized over the estimated benefit period were charged to marketing expenses. The decrease in stock-based compensation expenses resulted primarily from recording the reversal of stock compensation expenses due to forfeiture of the awards following the decrease in Company headcount.

General and Administrative Expenses

General and administrative, referred to as G&A, expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in InnoVision’s executive and administration functions. Other G&A expenses include facility-related costs not otherwise included in R&D or sales and marketing expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. InnoVision expects that its G&A expenses will reduce in the near future due to the decrease in Company headcount and the planned move to new smaller offices.

For the six month periods ended June 30, 2016 and 2015, InnoVision incurred G&A expenses of $349,000 and $620,000, respectively. The decrease for the six month period ended June 30, 2016, as compared to the 2015 period, resulted primarily from the decrease of $69,000 in payroll expenses, a decrease of $75,000 in fees payable to service providers, a decrease of $23,000 in stock-based compensation expenses, a decrease of $18,000 in travel expenses and a one-time expense for investment bankers fees of $15,000 in the 2015 period. The decrease in payroll expenses was primarily due to recording the decrease in Mr. Madar’s salary and a decrease in accruals for vacation. For the three month periods ended June 30, 2016 and 2015, InnoVision incurred G&A expenses of $95,000 and $258,000, respectively. The decrease for the three month period ended June 30, 2016, as compared to the 2015 period, resulted primarily from the decrease of $55,000 in payroll expenses, a decrease of $63,000 in fees payable to service providers, a decrease of $31,000 in stock-based compensation expenses, a decrease of $18,000 in travel expenses and a one-time expense for investment bankers fees of $15,000 incurred in the 2015 period. The decrease in payroll expenses was mostly due to the decrease in Mr. Madar’s salary and decreased accruals for vacation.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on InnoVision’s cash and cash equivalents;
•	bank fees and commissions;
•	expenses or income resulting from fluctuations of the NIS, in which a portion of InnoVision’s assets and liabilities is denominated, against the U.S. Dollar; and
•	interest expenses.

For the six month periods ended June, 2016 and 2015, InnoVision incurred net financial expenses (income) of $546,000 and $(21,000), respectively. The increase in financial expenses for the six month period ended June 30, 2016, as compared to the 2015 period, was primarily due to interest expenses related to InnoVision’s 8.0% Senior Convertible Notes, referred to as the Notes, of $532,000 in 2016 as compared to $0 in 2015. The interest expenses related to the Notes primarily represented accrued interest of $105,000 and amortization of debt discount of $427,000 on the $2.86 million aggregate principal amount of the Notes.

For the three month periods ended June, 2016 and 2015, InnoVision incurred net financial expenses (income) of $280,000 and $(16,000), respectively. The increase in financial expenses for the three month period ended June 30, 2016, as compared to the 2015 period, was primarily due to interest expenses related to the Notes of $280,000 in 2016 as compared to $0 in 2015. The interest expenses related to the Notes primarily represented accrued interest of $57,000 and amortization of debt discount of $223,000 on the $2.86 million aggregate principal amount of the Notes.

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

For the six month periods ended June 30, 2016 and 2015, InnoVision’s stock-based compensation expenses were $38,000 and $283,000, respectively. Stock-based compensation expenses for the six months ended June 30, 2016 decreased as compared to the 2015 period primarily due to completion of the vesting of certain options and shares of restricted Common Stock that were granted in prior years, forfeiture of a portion of the unvested options and restricted shares during 2016 and a decrease in the fair value of options that were granted to consultants in the 2016 period.

For the three month periods ended June 30, 2016 and 2015, InnoVision’s stock-based compensation expenses were $(70,000) and $102,000, respectively. Stock-based compensation expenses for the three months ended June 30, 2016 decreased as compared to the 2015 period primarily due to reversal of the stock-based compensation expenses as a result of forfeiture of a portion of the unvested options and restricted shares. The options and restricted shares were forfeited in accordance with the terms of their respective grants in connection with the Company’s reduction in headcount during the current period

Cash Flows

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, net cash used in operations was $1,145,000 and $1,762,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses, facility-related costs and professional fees. The decrease in cash used in operating activities for the six months ended June 30, 2016, as compared to the 2015 period, resulted primarily from the departure of five employees in the 2015 period due to our engagement of a third-party provider for assistance with the development of the Game Vision app in 2015. The third-party provider’s services were terminated at the end of 2015, leading to a decrease in subcontractor expenses for the 2016 period. It is expected that cash used in operating activities will decrease given our reduced headcount and cessation of marketing and development activities with respect to the Game Vision app.

For the six months ended June 30, 2016 and 2015, net cash used in investing activities was $24,000 and $47,000, respectively. The decrease in cash used in investing activities for the six month period ended June 30, 2016, as compared to the 2015 period, resulted primarily from capitalization of intangible assets of $92,000 in 2016, as compared to $46,000 in 2015. The capitalization of $92,000 relates to development costs for the Game Vision app that were incurred subsequent to establishing technological feasibility and up to the general release of the product. This was partially offset by release of restricted cash deposit of $67,000 in 2016, as compared to $0 in 2015.

For the six months ended June 30, 2016 and 2015, net cash provided by financing activities was $1,058,000 and $1,000, respectively. The increase in cash provided by financing activities for the six month period ended June 30, 2016 as compared to the 2015 period resulted from InnoVision’s issuance and sale of $1,060,000 aggregate principal amount of Notes in 2016.

Liquidity and Capital Resources

InnoVision expects to incur losses from operations for the foreseeable future. InnoVision expects that its operating expenses will decrease in connection with its decision to modify its business activity, as described above, including decreased headcount, planned decreases in R&D activities and sales and marketing activities. InnoVision’s future capital requirements will depend on a number of factors, including the continued progress of its licensing efforts and the total average cost of customer acquisition, comprising initial acquisition cost and customer retention cost.

Based on our 2016 average monthly cash expenses and our cash balance as of June 30, 2016, we expect that we will require additional financing of approximately $170,000 for the 12-month period ending June 30, 2017. InnoVision plans to continue to finance its operations with the issuance of equity or debt securities and, in the longer term, revenues from operations. There are no assurances, however, that InnoVision will be successful in obtaining the financing necessary for the long-term development of its current products or future products, if any. InnoVision’s future capital requirements will depend on many factors, including the terms and conditions of licensing agreements and strategic partnerships that InnoVision may enter into as part of its new strategy. InnoVision generated only limited revenues for 2015 and for the six months ended June 30, 2016. Following the change in strategic focus and specifically the reduction in headcount, InnoVision expects a decrease in cash used in operations over the next 12 months. To the extent that InnoVision’s current capital resources are insufficient to meet its future capital requirements, InnoVision will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

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

InnoVision currently does not have any commitments for future external funding. InnoVision will need to raise additional funds, and it may decide to raise additional funds even before it needs such funds if the conditions for raising capital are favorable. InnoVision may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions or otherwise. The sale of equity or convertible debt securities may result in dilution to its existing stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject InnoVision to covenants that restrict its operations. Additional equity or debt financing, or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, InnoVision may be required to delay, reduce the scope of or eliminate all or a portion of its operations.

Effects of Inflation and Currency Fluctuations

Inflation generally affects InnoVision by increasing its cost of labor and other development costs. InnoVision does not believe that inflation had a material effect on its results of operations for the six month periods ended June 30, 2016 and 2015.

Currency fluctuations may affect InnoVision by increasing or decreasing costs. Currency fluctuations had no material effect on InnoVision’s results of operations for the six month periods ended June 30, 2016 and 2015. InnoVision does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

INNOVISION LABS, INC.

Date: August 15, 2016	/s/ Nimrod Madar
Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	/s/ Steve Schaeffer
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

