Form 10-Q
period 2016-09-30
InnoVision Labs, Inc
filed 2016-11-14
CIK 1487522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2016, there were 6,064,283 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding.

INNOVISION LABS, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$209	$630
Trade receivables	29	43
Other receivables and prepaid expenses	125	347
Total Current Assets	363	1,020
Long Term Assets:
Property and equipment, net	33	110
Intangible assets, net	174	320
Long term prepaid expenses	7	14
Restricted cash	31	65
Total Long Term Assets	245	509
Total Assets	$608	$1,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$23	$219
Related parties payable	138	171
Accrued expenses and other liabilities	210	455
Total Current Liabilities	371	845
Long Term Liabilities:
Convertible Notes payable, net of discount of $1,898 and $1,602 at September 30, 2016 and December 31, 2015, respectively	1,166	237
Related parties payable	253	243
Commitments and Contingent liabilities	-	-
Total Long Term Liabilities	1,419	480

Stockholders’ Equity (Deficit):
Preferred Stock - $0.001 par value 20,000,000 shares authorized; no shares issued or outstanding.	-	-
Common Stock - $0.001 par value 40,000,000 shares of common stock authorized; 6,064,283 and 6,032,449 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	22,867	21,773
Accumulated deficit	(24,055)	(21,575)
Total Stockholders’ Equity (Deficit)	(1,182)	204
Total Liabilities and Stockholders’ Equity (Deficit)	$608	$1,529

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

(Except shares and per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$73	$57	$262	$162
Cost of revenues:
Platform commissions and royalties	(24)	(19)	(88)	(55)
Amortization and impairment of intangible assets	(49)	(49)	(240)	(140)
Total cost of revenues	(73)	(68)	(328)	(195)
Gross profit (loss)	-	(11)	(66)	(33)

Operating expenses:
Research and development	(64)	(589)	(492)	(1,726)
Sales and Marketing	(51)	(267)	(654)	(696)
General and administrative	(74)	(256)	(421)	(876)
Loss on disposal of fixed assets	(5)	-	(7)	-
Total operating expenses	(194)	(1,112)	(1,574)	(3,298)

Operating (loss)	(194)	(1,123)	(1,640)	(3,331)

Financial (expense), income net	(294)	(11)	(840)	10

Net (loss)	$(488)	$(1,134)	$(2,480)	$(3,321)

(Loss) per share (basic & diluted)	$(0.08)	$(0.19)	$(0.41)	$(0.57)

Weighted average number of shares outstanding	6,037,109	5,883,871	6,011,902	5,841,060

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S. DOLLARS IN THOUSANDS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities
Net (loss)	$(2,480)	$(3,321)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation	69	26
Amortization and impairment of other assets	240	140
Amortization of debt discounts and debt issuance costs	659	8
Accrued interest on convertible notes payable	164	3
Stock based compensation related to employees and nonemployees	81	389
Contribution of services from shareholders	57	-
Loss on disposal of fixed assets	7	-
(Increase) decrease in trade receivable	14	(16)
(Increase) decrease in other receivables and prepaid expenses	229	(224)
Increase (decrease) in trade payables	(196)	52
Increase (decrease) in related parties payables	(23)	100
Interest and exchange differences on restricted cash	2	-
Increase (decrease) in accrued expenses and other liabilities	(245)	84
Net cash (used in) operating activities	(1,422)	(2,759)

Cash flows from investing activities
Release of restricted cash deposit	34	-
Investment in deposits	-	(1)
Purchase of property and equipment	(1)	(2)
Proceed from sale of fixed assets	2	-
Investment in other assets	(92)	(46)
Net cash (used in) investing activities	(57)	(49)

Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants, net	1,058	1,737
Proceeds from options exercise	-	1
Net cash provided by financing activities	1,058	1,738

Increase (decrease) in cash and cash equivalents	(421)	(1,070)
Cash and cash equivalents at the beginning of the period	630	2,570
Cash and cash equivalents at the end of the period	$209	$1,500

Non cash investing and financial transactions:
Capitalization of stock based compensation to intangible assets	$5	$7

Additional information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company has developed a non-invasive neuroscience platform technology that can potentially be utilized on computers, tablets and mobile devices in the following areas:

1.	Improvement, through visual stimulation exercises, of vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. The Company used this technology in its first app, GlassesOff™, which aims to eliminate, through exercise, the dependency on reading glasses by people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store and The Google Play store.

2.	Improvement, through visual stimulation exercises, of image processing speed by improving the image processing function in the visual cortex of the brain. The Company believes that this could be used to improve the ability to process visual information faster within the context of sports or other situations requiring swift responses to visual events, such as in the military defense context. The Company used this technology to develop a new app, Game Vision, which is based on a sports theme, and was introduced to the public on March 3, 2016, but the Company has since ceased marketing this app.

3.	Detection, through visual stimulation tasks, of anomalies in vision performance that could potentially be attributable to certain diseases, such as glaucoma and diabetic retinopathy, as well as dyslexia and attention deficit disorders.

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

Given its change in strategic focus, the Company reduced its headcount to two full-time employees and three part-time employees which the Company believes will both reduce demands on its cash resources while still allowing the Company to continue to support its GlassesOff™ app. In addition, the Company moved to smaller offices.

The Company conducts its activity through its wholly owned Israeli subsidiary, Eyekon E.R.D Ltd.

The Company started generating revenues in 2014; however, the Company has not yet generated significant revenue from operations and is devoting efforts to licensing its products or otherwise entering into partnerships, in each case as described above. The Company’s accumulated deficit during the development stage aggregated $24,055 through September 30, 2016. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with issuances of its equity securities and, in the longer term, revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for its planned principal operations.

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

SEPTEMBER 30, 2016

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

Under such subscription arrangements, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenues for the Company’s subscription services are recognized in accordance with accounting standards for service contracts in accordance with the provisions of SAB Topic 13.

The criteria in SAB Topic 13 are met when: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. Accordingly, revenues are recognized on a straight-line basis over the contractual cloud-based subscription services period, commencing on the date the service is made available to the customer, provided all of the applicable revenue recognition criteria have been met.

d.	Research and development costs:

Research and development, or R&D, costs are expensed as they are incurred and consist of salaries, stock-based compensation, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

e.	Long lived assets:

InnoVision reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Impairment losses for the three and nine months ended September 30, 2016 and 2015 were $0, $0, $92 and $0, respectively. The losses were related to the termination of marketing and development of the Game Vision App. See Note 5.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

For the three months and for the nine months ended September 30, 2016, the Company excluded from the calculations of diluted loss per share 5,252,537 and 5,184,545 weighted average number of shares of common stock related to outstanding restricted stock, options, warrants and convertible notes, respectively. For the three months and for the nine months ended September 30, 2015, the Company excluded from the calculations of diluted loss per share 2,247,901 and 2,112,653 weighted average number of shares of common stock related to outstanding restricted stock, options, warrants and convertible notes, respectively.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$209	$209	$-	$-
Restricted cash	31	31	-	-
Total assets at fair value, net	$240	$240	$-	$-

	Fair Value Measurements at December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$630	$630	$-	$-
Restricted cash	65	65	-	-
Total assets at fair value, net	$695	$695	$-	$-

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

i.	Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15— Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adjusted as of the earliest date practicable. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13—Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company does not expect the adoption to have any significant impact on its consolidated financial statements.

In April 2016, FASB issued Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

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

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements:

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

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements:

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

NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES

	September 30,	December 31,
	2016	2015
Israeli government authorities	$11	$50
Prepaid expenses	114	297
	$125	$347

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2016	2015
Cost:
Office furniture and equipment	$31	$42
Computers and electronic equipment	57	122
Laboratory equipment	35	35
Leasehold improvements	-	67
	$123	$266
Accumulated depreciation:
Office furniture and equipment	$14	$16
Computers and electronic equipment	45	92
Laboratory equipment	32	30
Leasehold improvements	-	18
	91	156
Depreciated cost	$33	$110

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT, NET (continued)

Depreciation expenses for the three and nine months ended September 30, 2016 and 2015 were $19, $9, $69 and $26, respectively.

The increase in depreciation expenses derived primarily from the reevaluation of the expected life of leasehold improvements, resulting in additional depreciation expenses of $44 in connection with the Company’s decision to move to smaller offices.

During the nine month period ended September 30, 2016, the Company disposed of fixed assets primarily consisting of computer equipment and furniture due to the decrease in the Company’s headcount and its relocation to new offices. The net loss on disposal of fixed assets for the nine months ended September 30, 2016 was $7.

NOTE 5 - OTHER ASSETS, NET

The Company’s intangible assets are associated with the capitalization of the costs of producing product masters incurred subsequent to establishing technological feasibility of GlassesOff app and Game Vision app. These costs include coding, testing and product design.

In accordance with applicable accounting guidance, we perform impairment tests when events occur or circumstances change that indicate that the carrying amount of long-lived assets may not be recoverable. Based on the revenue generated in the second quarter of 2016 from our Game Vision app, which we launched in March 2016, we concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of the capitalized value of that app. The Company assessed the recoverability of the net capitalized amount related to the Game Vision app by determining whether the carrying value of the app may be recoverable by undiscounted expected future cash flow. Based on this assessment, the Company determined that the implied value of the app was zero, as the cash flow from offering the app was negligible. The Company ceased marketing and development of the app in June 2016, and the app is unlikely to produce future cash flow.

The Company recognized an impairment of the Game Vision app’s entire net capitalized amount of $92, and recorded the impairment loss as a cost of revenues in the Company’s statement of operations.

Amortization expenses for the three and nine months ended September 30, 2016 and 2015 were $49, $49, $148 and $140, respectively.

Data with respect to Company’s intangible assets associated with its products were as follows:

	September 30,	December 31,
	2016	2015
GlassesOff app:
Gross Carrying Value at the begging of the period -	$581	$528
Capitalized during the period	-	53
Less: Accumulated Amortization	(407)	(261)
Net Carrying Value	$174	$320

Game Vision app:
Gross Carrying Value at the begging of the period	-	-
Capitalized during the period	92	-
Impairment of Game Vision app.	(92)	-
Net Carrying Value	$-	$-

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Amortization expenses recorded as interest expense of debt discount and issuance costs for the three and nine months ended September 30, 2016 and 2015, were $231, $8, $659 and $8, respectively.

For the three and nine months ended September 30, 2016 and 2015, the Company recorded accrued interest at 8.00% per annum of $59, $3, $164 and $3, respectively.

The table below summarizes the Notes activity during the three months ended September 30, 2016:

	Principal	Debt	Accrued
	Balance	Discount	Interest	Total
Balance at December 31, 2015	$1,800	$(1,602)	$39	$237
Issued February 2016	1,060	(954)	-	106
Amortization of debt discount	-	659	-	659
Interest accrued	-	-	164	164
Balance at September 30, 2016	$2,860	$(1,897)	$203	$1,166

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	December 31,
	2016	2015
Employees and payroll accruals	$27	$233
Accrued expenses and other	157	178
Deferred revenues	26	44
	$210	$455

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

Effective as of June 1, 2016, the Company’s Chief Executive Officer and President, Mr. Nimrod Madar, Chief Scientific Officer, Dr. Uri Polat, and Chief Technology Officer, Mr. Ram Shaffir, and Chief Financial Officer, Mr. Steve Schaeffer, agreed to waive their respective salaries going forward. Mr. Steve Schaeffer also agreed to waive his fees in the amount of $36,000 that accrued since the third quarter of 2015. Mr. Shai Novik, the Chairman of the Board, agreed to waive his annual director fee, effective as of June 1, 2016.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

b.	The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plan to employees, directors and consultants included in the unaudited consolidated statements of operations:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Research & development	$15	$31	$11	$166
Sales & marketing	(*)	13	(14)	27
General & administrative	4	-	10	56
Total	$19	$44	$7	$249

In the second quarter of 2016, following the decrease in headcount, 73,819 stock options, which had been granted to employees and consultants, were forfeited in accordance with their respective terms. As a result, the Company recorded a reversal of $75 in stock-based compensation expense related to the forfeited awards. In the third quarter additional 16,400 stock options were forfeited. As a result, the Company recorded an additional reversal of $1 in stock-based compensation expense related to the forfeited awards.

c.	The following is a summary of the stock options granted to employees under the Equity Incentive Plan:

	For the nine months ended September 30,
	2016		2015
		Weighted		Weighted
		Average	Number	Average
	Number	Exercise	of	Exercise
	of Options	Price	Options	Price
Outstanding at the beginning of the period	575,186	$4.69	639,688	$4.32
Granted	-	$-	82,400	$2.60
Exercised	-	$-	(127,616)	$0.01
Forfeited	(86,900)	$4.64	(17,606)	$14.48
Outstanding at the end of the period	488,286	$4.70	576,866	$4.72
Options exercisable at the end of the period	469,624	$4.14	447,030	$3.44

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

The following is a summary of changes in non-vested options to employees under the Equity Incentive Plan:

	For the nine months ended September 30,
	2016		2015
	Number of Options	Weighted Average Fair Value	Number of Options	Weighted Average Fair Value
Balance at the beginning of the period	125,350	$5.61	117,487	$9.68
Granted	-	$-	82,400	$1.61
Vested	(33,926)	$9.10	(55,165)	$6.35
Forfeited	(72,762)	$2.22	(14,886)	$7.23
Balance at the end of the year	18,662	$12.49	129,836	$6.26

The total unrecognized estimated compensation cost related to employees’ non-vested stock options granted through September 30, 2016 was $21, which is expected to be recognized over a weighted average period of 0.4 year.

d.	The following is a summary of the stock options granted to non-employees under the Equity Incentive Plan:

	For the nine months ended September 30,
	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	375,949	$0.60	360,549	$0.43
Granted	17,500	$1.25	15,600	$4.66
Forfeited	(23,000)	$3.36	-	$-
Outstanding at the end of the period	370,449	$0.46	376,149	$0.61
Options exercisable at the end of the period	365,199	$0.42	361,155	$0.42

The following is a summary of changes in non-vested options to non-employees:

	For the nine months ended September 30,
	2016		2015
	Number of Options	Weighted Average Fair Value	Number of Options	Weighted Average Fair Value
Balance at the beginning of the period	13,030	$0.89	600	$0.25
Granted	17,500	$0.14	15,600	$0.33
Vested	(7,823)	$0.49	(1,206)	$0.81
Forfeited	(17,457)	$0.18	-	$-
Balance at the end of the year	5,250	$0.70	14,994	$0.29

The total unrecognized estimated compensation cost related to non-employees’ for non-vested stock options granted through September 30, 2016 was $1, which is expected to be recognized over a weighted average period of 0.6 years.

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 9 - STOCK OPTION PLAN (continued)

e.	The options outstanding to employees and non-employees as of September 30, 2016 have been separated by exercise prices, as follows:

Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.01	662,725	5.53	662,725
$2.44	57,610	7.36	57,610
$19.30	115,720	7.36	97,568
$4.60	10,000	8.21	10,000
$5.10	5,180	8.32	3,170
$1.25	7,500	9.31	3,750
	858,735		834,823

NOTE 10 – WARRANTS

During the nine months ended September 30, 2016, the Company issued Warrants to acquire an aggregate of 726,031 shares of Common Stock in connection with the issuance of the Notes described in Note 6 —Convertible Notes Payable.

The following is a summary of outstanding warrants:

	September 30, 2016		September 30, 2015
	Number of outstanding warrants	Weighted Average Exercise Price	Number of outstanding warrants	Weighted Average Exercise Price
Outstanding at the beginning of the period	2,234,247	$5.67	1,001,369	$9.96
Issued	726,031	$2.19	1,198,631	$2.19
Outstanding at the end of the period	2,960,278	$4.82	2,200,000	$5.72

The warrants outstanding as of September 30, 2016 have been separated by exercise prices, as follows:

exercise price	Number of Warrants Outstanding	Average Remaining Contractual Life (years)
$5.47	250,794	1.11
$10.94	501,575	1.11
$12.50	249,000	1.83
$2.19	1,958,909	4.11
	2,960,278

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

On May 9, 2016 the Company terminated its Standby Equity Distribution Agreement, dated July 1, 2014, with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership

Aggregate minimum rental commitments, under non-cancelable leases as of September 30, 2016, were as follows:

Period ended September 30,
2017	$7

INNOVISION LABS, INC. AND SUBSIDIARIES

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The total unrecognized estimated compensation cost related to non-vested restricted shares of Common Stock granted through September 30, 2016 was $22, which is expected to be recognized over a weighted average period of 0.3 year.

The following is a summary of compensation expenses related to restricted shares of Common Stock for the three and nine-month periods ended September 30, 2016 and 2015, including the reversal of $48 as discussed above:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Research & development	$11	$16	$29	$63
Sales & marketing	-	8	(21)	34
General & administrative	14	38	66	43
Total	$25	$62	$74	$140

NOTE 13 - FINANCIAL (EXPENSES) INCOME, NET

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Financial income	$-	$-	$-	$-
Financial (expenses) and bank fees	(299)	(14)	(835)	(17)
Exchange rate differences gain (loss)	5	3	(5)	27
	$(294)	$(11)	$(840)	$10

NOTE 14 - SUBSEQUENT EVENTS

In October 2016, the Company granted 50,000 stock options to employees and consultants at an exercise price of $0.41 per share.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have developed a non-invasive neuroscience platform technology that can potentially be utilized on computers, tablets and mobile devices in the following areas:

1.	Improvement, through visual stimulation exercises, vision sharpness and vision performance by improving the image processing function in the visual cortex of the brain. The Company used this technology in its first app, GlassesOff™, which aims to eliminate, through exercise, the dependency on reading glasses by people over the age of 40 who experience natural age-related changes in their near vision sharpness. The GlassesOff™ app is currently implemented on the Android and Apple iOS platforms (iPhone, iPod, iPad) and is available on the main app markets, such as the Apple App Store and The Google Play store.

2.	Improvement, through visual stimulation exercises, of image processing speed by improving the image processing function in the visual cortex of the brain. We believe this could be used to improve the ability to process visual information faster within the context of sports or other situations requiring swift responses to visual events, such as in the military defense context. We used this technology to develop a new app, Game Vision, which is based on a sports theme, and was introduced to the public on March 3, 2016, but we have since ceased marketing this app.

3.	Detection, through visual stimulation tasks, of anomalies in vision performance that could potentially be attributable to certain diseases, such as glaucoma and diabetic retinopathy, as well as dyslexia and attention deficit disorders.

We have accumulated various intellectual property assets, including several granted patents and patents currently under examination. As previously reported, we decided to modify our business strategy and focus on licensing our products, intellectual property and technologies or otherwise entering into partnerships, in each case with parties who have strategic interests in any of the three areas of focus outlined above. Notwithstanding our current focus, there can be no assurance that we will engage in any such partnerships or transactions. We plan to continue supporting our first app, GlassesOff™, but we have ceased our marketing and development of Game Vision in an effort to reduce our use of cash and other resources.

Given our change in strategic focus, we have reduced our headcount to two full-time and three part-time employees, which we believe will both reduce demands on our cash resources while still allowing us to continue to support the GlassesOff™ app.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Revenue

InnoVision generated revenues of $73,000 and $262,000 for the three and nine month periods ended September 30, 2016, as compared to revenues of $57,000 and $162,000 for the three and nine month periods ended September 30, 2015. The increase in revenues was mostly due to the launch of a French version of the GlassesOff™ app and significant media coverage in France, which resulted in increased sales. InnoVision expects to maintain its current level of revenues for the foreseeable future while seeking to generate new revenue streams by licensing its products, intellectual property and technologies and entering into partnerships.

Cost of Sales

Costs of sales consists primarily of commissions, royalties and amortization and impairment of intangible assets. For the three and nine month periods ended September 30, 2016, InnoVision incurred costs of sales aggregating $73,000 and $328,000, as compared to $68,000 and $195,000 for the 2015 periods, respectively. The increase in costs of sales for the nine month period ended September 30, 2016 as compared to the 2015 period resulted primarily from impairment of intangible assets associated with GameVision of $92,000 for the nine month period ended September 30, 2016, as compared to $0 for the 2015 period and increased platform commissions and royalties of $33,000 for the 2016 period. The increase in platform commissions and royalties resulted from the increase in revenues.

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

Following the shift in business strategy in June 2016, InnoVision’s R&D expenses declined significantly. InnoVision expects R&D expenses to remain at its current low state in foreseeable future periods, until InnoVision secures new deals in connection with its shift in business strategy, focusing on licensing its products, intellectual property and technologies or otherwise enters into partnerships with parties who have strategic interests in its products.

For the nine month periods ended September 30, 2016 and 2015, InnoVision incurred R&D expenses in the aggregate of $492,000 and $1,726,000, respectively. The decrease in R&D expenses resulted primarily from a reduction in payroll expenses of $422,000, a decrease in consulting expenses of $458,000 and a decrease in stock-based compensation of $189,000 for the nine months ended September 30, 2016, as compared to the 2015 period.

For the three month periods ended September 30, 2016 and 2015, InnoVision incurred R&D expenses in the aggregate of $64,000 and $589,000, respectively. The decrease was primarily due to a decrease in payroll expenses of $122,000, a decrease in consulting expenses of $267,000, a decrease in patents application fees of $44,000, a decrease in travel expenses of $29,000, a decrease in overhead expenses of $18,000 and a decrease in stock-based compensation of $20,000 for the three months ended September 30, 2016.

The reduction in R&D expenses resulted primarily from the Company’s decision to cease marketing and development efforts with respect to Game Vision, which led to a decrease in the Company’s headcount and to termination of agreements with several third party service providers.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and other related costs for employees of InnoVision and external service providers for services, such as public relations services, advertising costs and other expenses, which include expenses for rent and maintenance of facilities. Following the shift in business strategy in June 2016, InnoVision’s sales and marketing expenses declined significantly. InnoVision expects sales and marketing expenses to remain at its current low state in foreseeable future periods until the Company secures new deals in connection with its shift in business strategy, as discussed above.

For the nine month periods ended September 30, 2016 and 2015, InnoVision incurred sales and marketing expenses of $654,000 and $696,000, respectively. The decrease for the nine month period ended September 30, 2016, as compared to the 2015 period, resulted primarily from a decrease in payroll expenses of $37,000 and a decrease in stock-based compensation of $105,000, which was partially offset by an increase in consulting and advertising expenses of $110,000. The decrease in payroll and stock based compensation expenses resulted primarily from a decrease in headcount followed by the Company’s decision in June 2016 to cease its marketing and development efforts with respect to Game Vision. The increase in consulting and advertising expenses resulted primarily from amortization of prepaid expenses associated with advertising costs of Game Vision of $146,000 and charging it to marketing expenses.

For the three month periods ended September 30, 2016 and 2015, InnoVision incurred sales and marketing expenses of $51,000 and $267,000, respectively. The decrease for the three month period ended September 30, 2016, as compared to the 2015 period, resulted primarily from a decrease in consulting and advertising expenses of $71,000, a decrease in stock-based compensation of $52,000 and a decrease in payroll expenses of $88,000. The decrease in sales and marketing expenses in the 2016 period resulted primarily from the Company's decision to cease its marketing and development efforts with respect to Game Vision in June 2016, which led to a decrease in the Company's headcount and termination of the agreements with certain consultants.

 General and Administrative Expenses

General and administrative, referred to as G&A, expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in InnoVision’s executive and administration functions. Other G&A expenses include facility-related costs not otherwise included in R&D or sales and marketing expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. Generally, G&A expenses have declined for the 2016 periods presented, as compared to the 2015 periods, as a result of our shift in business strategy in June 2016.

For the nine month periods ended September 30, 2016 and 2015, InnoVision incurred G&A expenses of $421,000 and $876,000, respectively. The decrease for the nine month period ended September 30, 2016, as compared to the 2015 period, resulted primarily from the decrease of $138,000 in payroll expenses, a decrease of $247,000 in fees payable to service providers, a decrease of $31,000 in travel expenses and a one-time expense for investment bankers fees of $15,000 incurred in the 2015 period.

For the three month periods ended September 30, 2016 and 2015, InnoVision incurred G&A expenses of $72,000 and $256,000, respectively. The decrease for the three month period ended September 30, 2016, as compared to the 2015 period, resulted primarily from the decrease of $75,000 in payroll expenses and a decrease of $87,000 in fees payable to service providers.

InnoVision expects to maintain its current level of G&A expenses for the foreseeable future.

Financial Expenses and Income

Financial expenses and income consist of the following:

•	interest earned on InnoVision’s cash and cash equivalents;
•	bank fees and commissions;

•	expenses or income resulting from fluctuations of the NIS, in which a portion of InnoVision’s assets and liabilities is denominated, against the U.S. Dollar; and
•	interest expenses.

For the nine month periods ended September, 2016 and 2015, InnoVision incurred net financial expenses (income) of $840,000 and $(10,000), respectively. The increase in financial expenses for the nine month period ended September 30, 2016, as compared to the 2015 period, was primarily due to interest expenses related to InnoVision’s 8.0% Senior Convertible Notes, referred to as the Notes, of $532,000 in 2016 as compared to $11,000 in 2015. The interest expenses related to the Notes primarily represented accrued interest of $164,000 and amortization of debt discount of $659,000 on the $2.86 million aggregate principal amount of Notes outstanding during the 2016 period, as compared to accrued interest of $3,000 and amortization of debt discount of $8,000 on the $1.75 million aggregate principal amount of Notes outstanding during the 2015 period.

For the three month periods ended September, 2016 and 2015, InnoVision incurred net financial expenses (income) of $294,000 and $(11,000), respectively. The increase in financial expenses for the three month period ended September 30, 2016, as compared to the 2015 period, was primarily due to interest expenses related to the Notes of $280,000 in 2016 as compared to $11,000 in 2015. The interest expenses related to the Notes primarily represented accrued interest of $59,000 and amortization of debt discount of $231,000 on the $2.86 million aggregate principal amount of Notes outstanding in the 2016 period, as compared to accrued interest of $3,000 and amortization of debt discount of $8,000 on the $1.75 million aggregate principal amount of the Notes outstanding in the 2015 period.

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

For the nine month periods ended September 30, 2016 and 2015, InnoVision’s stock-based compensation expenses were $81,000 and $389,000, respectively. Stock-based compensation expenses for the nine months ended September 30, 2016 decreased as compared to the 2015 period primarily due to completion of the vesting of certain options and shares of restricted Common Stock that were granted in prior years, forfeiture of a portion of the unvested options and restricted shares during 2016 and a decrease in the fair value of options that were granted to consultants in the 2016 period.

For the three month periods ended September 30, 2016 and 2015, InnoVision’s stock-based compensation expenses were $44,000 and $106,000, respectively. Stock-based compensation expenses for the three months ended September 30, 2016 decreased as compared to the 2015 period primarily due to forfeiture of a portion of the unvested options and restricted shares in the second quarter of 2016. The options and restricted shares were forfeited in accordance with the terms of their respective grants in connection with the Company’s reduction in headcount.

Cash Flows

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, net cash used in operations was $1,422,000 and $2,759,000, respectively. Cash was used primarily for salaries, subcontractors and software development expenses, facility-related costs and professional fees. The decrease in cash used in operating activities for the nine months ended September 30, 2016, as compared to the 2015 period, resulted primarily from a decrease in headcount and termination of the agreements with certain consultants and third party providers’ services, followed by the Company’s decision to modify its strategy and to cease marketing and development activities with respect to the Game Vision app.

For the nine months ended September 30, 2016 and 2015, net cash used in investing activities was $57,000 and $49,000, respectively. The decrease in cash used in investing activities for the nine month period ended September 30, 2016, as compared to the 2015 period, resulted primarily from capitalization of intangible assets of $92,000 in 2016, as compared to $46,000 in 2015. The capitalization of $92,000 relates to development costs for the Game Vision app that were incurred subsequent to establishing technological feasibility and up to the general release of the product. This was partially offset by release of restricted cash deposit of $34,000 in 2016, as compared to $0 in 2015.

For the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $1,058,000 and $1,738,000, respectively. The decrease in cash provided by financing activities for the nine month period ended September 30, 2016 as compared to the 2015 period resulted from InnoVision’s issuance and sale of $1,060,000 aggregate principal amount of Notes in 2016 compared to $1,750,000 in 2015.

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

Based on our 2016 average monthly cash expenses and our cash balance as of September 30, 2016, we expect that we will require additional financing of approximately $150,000 for the 12-month period ending September 30, 2017. InnoVision plans to continue to finance its operations with the issuance of equity or debt securities and, in the longer term, revenues from operations. There are no assurances, however, that InnoVision will be successful in obtaining the financing necessary for the long-term development of its current products or future products, if any. InnoVision’s future capital requirements will depend on many factors, including the terms and conditions of licensing agreements and strategic partnerships that InnoVision may enter into as part of its new strategy. InnoVision generated only limited revenues for 2015 and for the nine months ended September 30, 2016. Following the change in strategic focus and specifically the reduction in headcount, InnoVision expects a decrease in cash used in operations over the next 12 months. To the extent that InnoVision’s current capital resources are insufficient to meet its future capital requirements, InnoVision will need to finance its future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects InnoVision by increasing its cost of labor and other development costs. InnoVision does not believe that inflation had a material effect on its results of operations for the nine month periods ended September 30, 2016 and 2015.

Currency fluctuations may affect InnoVision by increasing or decreasing costs. Currency fluctuations had no material effect on InnoVision’s results of operations for the nine month periods ended September 30, 2016 and 2015. InnoVision does not purchase forward currency contracts or engage in other hedging arrangements for either hedging or speculative purposes.

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

ITEM 5.	Other Information

InnoVision currently plans to file a Form 15 with the Securities and Exchange Commission (the “SEC”) in January, 2016, which, upon filing, would terminate its duty to file reports and other documents with the SEC pursuant to Section 15(d) of the Exchange Act, including, among others, its Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K. Notwithstanding the termination and suspension of InnoVision’s Exchange Act reporting obligations, InnoVision expects that trading prices for its Common Stock will continue to be quoted through the OTCQB or another over-the-counter quotation service, but no assurance can be given with respect to such continued quotation.

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

INNOVISION LABS, INC.

/s/ Nimrod Madar
Date: November 14, 2016	Nimrod Madar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Schaeffer
Date: November 14, 2016	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

